Form 10-Q
period 2021-03-31
B. Riley Principal 250 Merger Corp.
filed 2021-06-25
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

B. Riley Principal 250 Merger Corp.

(Exact name of registrant as specified in its charter)

001-40389

(Commission File Number)

Delaware	85-1635003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 Park Avenue, 21st Floor

New York, New York 10171

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 457-3300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BRIVU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	BRIV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	BRIVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 24, 2021, 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,250,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY PRINCIPAL 250 MERGER CORP.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$7,775	$25,000
Deferred offering costs	92,225	—
Total assets	$100,000	$25,000
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$450	$450
Due to related party	1,448	998
Note payable - related party	75,000	—
Total liabilities	76,898	1,448

Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 (1)(2) shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	24,569	24,569
Accumulated deficit	(1,898)	(1,448)
Total stockholder’s equity	23,102	23,552
Total liabilities and stockholder’s equity	$100,000	$25,000

(1)	Includes an aggregate of 562,500 shares that are subject to forfeiture to the extent the underwriter’s overallotment is not exercised in full (Note 3).

(2)	Class B common shares issued and outstanding has been retroactively restated to reflect the recapitalization of the Founder Shares (see Note 3).

The accompanying notes are an integral part of these condensed financial statement.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENT OF OPERATIONS

(Unaudited)

Three Months
Ended
March 31, 2021
Operating costs	$450
Net loss	$(450)
Basic loss per share	$0.00
Diluted loss per share	$0.00
Weighted average basic shares outstanding (1)(2)	3,750,000
Weighted average diluted shares outstanding (1)(2)	3,750,000

(1)	Excludes an aggregate of 562,500 shares that are subject to forfeiture to the extent the underwriter’s overallotment is not exercised in full (Note 3).

(2)	Basic and diluted shares outstanding have been retroactively restated to reflect the recapitalization of the Founder Shares (see Note 3).

The accompanying notes are an integral part of these condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance, January 1, 2021 (1)(2)	4,312,500	$431	$24,569	$(1,448)	$23,552
Net loss	—	—	—	(450)	(450)
Balance, March 31, 2021 (Unaudited)	4,312,500	$431	$24,569	$(1,898)	$23,102

(1)	Includes an aggregate of 562,500 shares that are subject to forfeiture to the extent the underwriter’s overallotment is not exercised in full (Note 3).

(2)	Class B common shares issued and outstanding has been retroactively restated to reflect the recapitalization of the Founder Shares (see Note 3).

The accompanying notes are an integral part of these condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
March 31, 2021
Cash flows from operating activities:
Net loss	$(450)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase due to related party	450
Net cash provided by operating activities	—
Cash flows from financing activities:
Increase in deferred offering costs	(92,225)
Proceeds from note payable - related party	75,000
Net cash used in financing activities	(17,225)
Decrease in cash	(17,225)
Cash, beginning of period	25,000
Cash, end of period	$7,775
Supplemental disclosures:
Interest paid	$—
Taxes paid	$—

The accompanying notes are an integral part of these condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, NATURE OF BUSINESS OPERATIONS, AND LIQUIDITY

Organization and General

B. Riley Principal 250 Merger Corp. (the “Company”), a blank check corporation, was incorporated as a Delaware corporation on June 19, 2020. The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Initial Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Liquidity and Financial Condition

At March 31, 2021, the Company had cash of $7,775, deferred offering costs of $92,225 and working capital of $6,327. The working capital of $5,877 excludes Delaware franchise taxes payable of $450 (which is included in accounts payable and accrued expenses at March 31, 2021) as franchise taxes are paid from the Trust account from interest income earned.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 4), the loan under an unsecured promissory note from the Sponsor of $75,000 (see Note 3), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full in May 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans for future borrowings.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Public Offering

The Company completed the sale of 15,000,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 11, 2021. B. Riley Principal 250 Sponsor Co. LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 555,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 11, 2021 simultaneously with the Public Offering. The sale of the 15,000,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $150,000,000, less underwriting commissions of $3,000,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $(490,437). The Private Placement Units generated $5,550,000 of gross proceeds. The Company has granted the underwriters a 45-day option from the date of the prospectus, May 7, 2021, to purchase additional units. On June 14, 2021, the underwriters exercised the over-allotment in full and purchased an additional 2,250,000 Units (the Over-Allotment Units), generating gross proceeds of $22,500,000, less underwriting commissions of $450,000 (2% of the gross proceeds of the Over-Allotment Units. On June 14, 2021, simultaneously with consummation of the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 45,000 Private Placement Units to the Sponsor, generating gross proceeds of $450,000.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “public share”), and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, with respect to the warrants underlying the Private Placement Units, the “Private Placement Warrants” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

Sponsor and Note Payable - Related Party

The Company has a note payable to Sponsor which allows the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable is payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummates an initial public offering of its securities. As of March 31, 2021, the borrowings outstanding on the note payable due to related party was $75,000. Subsequent to March 31, 2021, additional borrowings in the amount of $25,000 were loaned by the Sponsor to the Company and on May 17, 2021 the full balance of the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, $150,000,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $2,528,144 on May 11, 2021, of which $100,000 was used to pay the Note Payable to Sponsor on May 17, 2021 and $860,121 will be used to pay director’s and officer’s insurance, and $382,130 will be used to pay the remaining accounts payable which is primarily comprised of offering costs. Additional net proceeds in the amount of $22,050,000 from the underwriter’s exercise in full of the Over-Allotment Units and $450,000 from the sale of the Private Placement Units on June 14, 2021 increased the total funds deposited in the Trust Account to $172,500,000.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders’ with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

Risks and Uncertainties

Management continues to evaluate the impact of the Covid-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 10, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 18, 2021.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. Net loss per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $92,225 as of March 31, 2021, consisted principally of costs incurred in connection with preparation for the Public Offering. Total offering costs incurred by the Company in connection with the Public Offering was $490,437. These costs were changed to capital upon completion of the Public Offering on May 11, 2021.

Income Taxes

The Company is included in the consolidated tax return of B. Riley Financial (the “Parent”). The Company calculates the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The Company’s current provision is the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return.

Any difference between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital (Note 5).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares (Note 7). As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering, the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. Up to 562,500 Founder Shares are subject to forfeiture to the extent the underwriters' over-allotment option is not exercised in full. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units. If the Company increases or decreases the size of the Public Offering, the Company will effect a stock dividend or share contribution back to capital, as applicable, with respect to its Class B Common Stock immediately prior to the consummation of the Public Offering in such amount as to maintain the Founder Share ownership of the Company’s stockholders prior to the Public Offering at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the Public Offering.

The Company’s initial stockholders, officers and directors have agreed, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley Securities, Inc. as advisors in connection with its Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Initial Business Combination and assist it with the preparation of press releases and public filings in connection with the Initial Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) ($5,250,000 or up to $6,037,500 if the underwriters’ over-allotment option is exercised in full) Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an Initial Business Combination.

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees.

Registration Rights

The holders of Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and units that may be issued upon conversion of working capital loans, if any, will have registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the effective date of the Public Offering. These holders will also be entitled to certain piggyback registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note Payable — Related Party

The Company has a note payable to Sponsor which allows the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable is payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummates an initial public offering of its securities. At March 31, 2021, the Note Payable balance was $75,000. Subsequent to March 31, 2021, additional borrowings in the amount of $25,000 were loaned by the Sponsor to the Company and on May 17, 2021 the full balance of the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

NOTE 4 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. Upon completion of the underwriters exercise of the overallotment on June 14, 2021, there were 17,850,000 shares of Class A common stock (consisting of 17,250,000 Class A shares issued in to public shareholders and 600,000 shares issued in the private placement in connection with the Public Offering).

On April 19, 2021, the Sponsor returned 2,875,000 shares of Class B common stock to the Company for cancellation, resulting in a total of 4,312,500 Founder Shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will agree that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants. The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination (excluding any issuance of securities under the Forward Purchase Agreement), at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the 24-month time period.

NOTE 5 — WARRANT LIABILITIES

The Company will account for the 5,950,000 Warrants issued in connection with the Public Offering, the underwriters exercise in full of the Over-Allotment Units and sale of the Private Placement Units (the 5,750,000 Public Warrants and the 200,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the company’s statement of operations.

NOTE 6 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Other than described in these financial statements in relation to the Company’s Public Offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations of B. Riley Principal 250 Merger Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on May 7, 2021. On May 11, 2021, we consummated the Initial Public Offering of 15,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) of ours, par value $0.0001, and one-third of one redeemable warrant (the “Public Warrants”) of ours, with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $22,500,000 million. We incurred total offering costs of approximately $3,940,437 consisting of $3,450,000 (2% of gross proceeds) million in underwriting fees and other offering costs of $490,437.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 555,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to our Sponsor, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $5,550,000. Each Private Placement Unit consists of one share of Class A common stock (the “Private Shares”) of ours, par value $0.0001, and one-third of one redeemable warrant (the “Private Warrants”) of ours, with each Private Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment On June 14, 2021, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to our Sponsor, generating gross proceeds of $450,000.

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the Initial Public Offering and the sale of the Over-Allotment Units (which amount includes a $6,037,500 fee payable to B. Riley Securities, Inc. pursuant to the BCMA upon completion of an Initial Business Combination) and $3,450,000 of the proceeds of the sale of the Private Placement Units and the Over-Allotment Private Placement Units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, including the proceeds from the sale of the Over-Allotment Units, the Private Placement and the proceeds from the sale of the Over-Allotment Private Placement Units and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Results of Operations

Our business activities from inception to March 31, 2021 consisted primarily of our preparation for our Initial Public Offering that was completed on May 11, 2021. Since the offering on May 11, 2021, our business activities have consisted primarily of identification and evaluation of prospective acquisition targets for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $450. Our net loss for the three months ended March 31, 2021, consisted of operating expenses that total $450 primarily related to Delaware franchise taxes. There was no operation of the Company during the three months ended March 31, 2020 as the Company was formed on June 22, 2020.

Liquidity and Capital Resources

Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our Sponsor, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. As of March 31, 2021, the outstanding balance on the Note was $75,000. Subsequent to March 31, 2021, we borrowed an additional amount of $25,000, for a total outstanding balance on the Note of $100,000. The Note was repaid in full on May 17, 2021 with proceeds raised from the closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of the Over-Allotment Units, the Private Placement and the sale of the Private Placement Units held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

At March 31, 2021 we had cash of $7,775, deferred offering costs of $92,225 and working capital of $6,327. The working capital of $5,877 excludes Delaware franchise taxes payable of $450 (which is included in accounts payable and accrued expenses at March 31, 2021) as franchise taxes are paid from the Trust account from interest income earned.

Income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

We do not believe we will need to raise additional funds other than the funds raised by the sale of the Units, the Over-Allotment Units, the Private Placement Units and the Over-Allotment Private Placement Units in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.

Subsequently, on May 7, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

On May 7, 2021, we engaged B. Riley Securities, Inc. as advisors in connection with the Initial Business Combination to assist us in arranging meetings with stockholders to discuss a potential business combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock will be charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Warrants are held by someone other than initial purchasers of the Private Warrants or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Private Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Prospectus filed with the SEC on May 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 11, 2021, simultaneously with the closing of the Public Offering, we completed the private sale of 555,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $5,550,000. On June 14, 2021, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to our Sponsor, generating gross proceeds of $450,000. The Private Placement Units and the Over-Allotment Units are substantially identical to the units sold as part of the units in the Initial Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units or Over-Allotment Units (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Warrants underlying the Private Placement Units and the Over-Allotment Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units and the Over-Allotment Untis were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On May 11, 2021, we consummated the Public Offering of 15,000,000 Units. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the Public Warrants either for cash once the Public Warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the Public Warrants become exercisable. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units, generating additional gross proceeds of $22,500,000 million.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000. B. Riley Securities, Inc. served as the sole book-running manager for the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253464). The SEC declared the registration statements effective on May 7, 2021.

We paid a total of $3,450,000 in underwriting discounts and commissions and $490,437 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was approximately $173,409,563 of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. RILEY PRINCIPAL 250 MERGER CORP.

	By:	/s/ Daniel Shribman
		Name:	Daniel Shribman
		Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Dated: June 25, 2021