Form 10-Q
period 2021-06-30
B. Riley Principal 250 Merger Corp.
filed 2021-08-09
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2021, 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,250,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,145,424	$25,000
Prepaid expenses	805,252	—
Total current assets	1,950,676	25,000
Cash held in Trust Account	172,501,671	—
Total assets	$174,452,347	$25,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$66,368	$450
Due to related party	8,948	998
Total current liabilities	75,316	1,448
Warrant liability	6,689,500	—
Total liabilities	6,764,816	1,448

Commitments
Class A Common stock subject to possible redemption; 16,268,753 shares (at redemption value of $10.00 per share)	162,687,530	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,581,247 shares issued and outstanding as of June 30, 2021 and none issued and outstanding at December 31, 2020 (excluding 16,268,753 subject to redemption)	158	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	6,401,067	24,569
Accumulated deficit	(1,401,655)	(1,448)
Total stockholders’ equity	5,000,001	23,552
Total liabilities and stockholders’ equity	$174,452,347	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

			For the period
			from June 19
	Three	Six	2020 (Inception)
	Months Ended	Months Ended	through
	June 30, 2021	June 30, 2021	June 30, 2020

Operating costs	$126,639	$127,089	$525
Loss from operations	(126,639)	(127,089)	(525)

Other income (expense):
Interest income	1,671	1,671
Warrant issue costs	(124,789)	(124,789)
Change in fair value of warrants	(1,150,000)	(1,150,000)
Other expense	(1,273,118)	(1,273,118)	—
Net loss	$(1,399,757)	$(1,400,207)	$(525)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemtion	14,626,145	14,626,145	—
Basic and diluted loss per share	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,065,650	4,691,155	4,312,500
Basic and diluted loss per non-redeemable share	$(0.28)	$(0.30)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2021 and Period from June 19, 2020 (Inception) through June 30, 2020

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,898)	$23,102
Sale of 15.000,000 Units on May 11, 2021 through IPO	15,000,000	1,500	—	—	145,350,000	—	145,351,500
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,400	—	5,372,456
Sale of 2,250,000 Units on June 14, 2021 through IPO from exercise of the overallotment	2,250,000	225	—	—	21,800,775	—	21,801,000
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,540	—	435,544
Underwriting fee	—	—	—	—	(3,450,000)	—	(3,450,000)
Offering costs charged to stockholders’ equity	—	—	—	—	(571,103)	—	(571,103)
Reclassification of offering costs related to warrants	—	—	—	—	124,789	—	124,789
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(1,399,757)	(1,399,757)
Initial value of Class A common stock subject to redemption	(16,393,220)	(1,640)	—	—	(163,930,560)	—	(163,932,200)
Change in Class A common stock subject to redemption	124,467	13	—	—	1,244,657	—	1,244,670
Balance, June 30, 2021	1,581,247	$158	4,312,500	$431	$6,401,067	$(1,401,655)	$5,000,001

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2021 (Inception) through June 30, 2020	—	—	—	—	—	(525)	(525)
Balance, June 30, 2020	—	$—	4,312,500	$431	$24,569	$(525)	$24,475

Six Months Ended June 30, 2021 and Period from June 19, 2020 (Inception) through June 30, 2020

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 15.000,000 Units on May 11, 2021 through IPO	15,000,000	1,500	—	—	145,350,000	—	145,351,500
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,400	—	5,372,456
Sale of 2,250,000 Units on June 14, 2021 through IPO from exercise of the overallotment	2,250,000	225	—	—	21,800,775	—	21,801,000
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,540	—	435,544
Underwriting fee	—	—	—	—	(3,450,000)	—	(3,450,000)
Offering costs charged to stockholders’ equity	—	—	—	—	(571,103)	—	(571,103)
Reclassification of offering costs related to warrants	—	—	—	—	124,789	—	124,789
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(1,400,207)	(1,400,207)
Initial value of Class A common stock subject to redemption	(16,393,220)	(1,640)	—	—	(163,930,560)	—	(163,932,200)
Change in Class A common stock subject to redemption	124,467	13	—	—	1,244,657	—	1,244,670
Balance, June 30, 2021	1,581,247	$158	4,312,500	$431	$6,401,067	$(1,401,655)	$5,000,001

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2021 (Inception) through June 30, 2020	—	—	—	—	—	(525)	(525)
Balance, June 30, 2020	—	$—	4,312,500	$431	$24,569	$(525)	$24,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

		For the period
		from June 19
	Six	2020 (Inception)
	Months Ended	through
	June 30, 2020	June 30, 2020
Cash flows from operating activities:
Net loss	$(1,400,207)	$(525)
Interest earned on investments held in Trust Account	(1,671)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	124,789	—
Unrealized loss on change in fair value of warrants	1,150,000	—
Increase in prepaid expenses	(805,252)	—
Increase in accounts payable and accrued expenses	65,918	—
Increase in due to related party	7,950	525
Net cash used in operating activities	(858,473)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	100,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from issuance of Class A common stock	172,500,000	—
Proceeds from issuance of private placement units	6,000,000	—
Payment of underwriting discounts	(3,450,000)	—
Payment of offering expenses	(571,103)	—
Net cash provided by financing activities	174,478,897	—
Increase in cash	1,120,424	—
Cash, beginning of year	25,000	—
Cash, end of period	$1,145,424	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$163,932,200	$—
Change in value of Class A ordinary shares subject to possible redemption	$(1,244,670)	$—
Initial classification of warrant liability	$5,539,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

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

As of June 30, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 15,000,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 11, 2021. B. Riley Principal 250 Sponsor Co. LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 555,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 11, 2021 simultaneously with the Public Offering. The sale of the 15,000,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $150,000,000, less underwriting commissions of $3,000,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $(571,103). The Private Placement Units generated $5,550,000 of gross proceeds. The Company has granted the underwriters a 45-day option from the date of the prospectus, May 7, 2021, to purchase additional units. On June 14, 2021, the underwriters exercised the over-allotment in full and purchased an additional 2,250,000 Units (the Over-Allotment Units), generating gross proceeds of $22,500,000, less underwriting commissions of $450,000 (2% of the gross proceeds of the Over-Allotment Units. On June 14, 2021, simultaneously with consummation of the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 45,000 Private Placement Units to the Sponsor, generating gross proceeds of $450,000.

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

Sponsor and Note Payable - Related Party

The Company had a note payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the note payable due to related party was $100,000 on the date of the Public Offering. On May 17, 2021, the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were held in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,145,424 on June 30, 2021.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 10, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 18, 2021.

Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. Net loss per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Income (Loss) Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest income	$1,671	$1,671
Less: interest available to be withdrawn for payment of taxes	(1,671)	(1,671)
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	14,626,145	14,626,145
Basic and Diluted net income per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus redeemable Net Earnings
Net loss	$(1,399,757)	$(1,400,207)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,399,757)	$(1,400,207)
Denominator: Weighted Average Non-Redeemable Common Stock
Weighted average shares outstanding, basic and diluted	5,065,650	4,691,155
Basic and diluted net loss per common share	$(0.28)	$(0.30)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Income Taxes

Prior to the change in ownership on May 11, 2021 as a result of the Public Offering, the Company was included in the consolidated tax return of B. Riley Financial (the “Parent”). During this period, the Company calculated the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The current provision was the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return. Following changes in ownership on May 11, 2021, the Company deconsolidated from the Parent for tax purposes. Beginning May 11, 2021, the Company files separate corporate federal and state and local income tax returns.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. At June 30, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares (Note 5). As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering, the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units.

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

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley Securities, Inc. as advisors in connection with its Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Initial Business Combination and assist it with the preparation of press releases and public filings in connection with the Initial Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) ($6,037,500 since the underwriters’ over-allotment option was exercised in full). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an Initial Business Combination.

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At June 30, 2021, amounts due to related party includes $7,500 for administrative fees payable to the Sponsor.

Registration Rights

The holders of Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) and any securities that may be issued upon conversion of working capital loans, if any, have registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders are also entitled to certain piggyback registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note Payable — Related Party

The Company had a note payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the note payable due to related party was $100,000 on the date of the Public Offering. On May 17, 2021, the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company’s warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$172,501,671	$172,501,671	$—	$—
	172,501,671	172,501,671	—	—

Liabilities:
Public Warrants	$6,497,500	$6,497,500	$—	$—
Private Placement Warrants	192,000	—	—	192,000
Warrant Liability	$6,689,500	$6,497,500	$—	$192,000

The changes in Level 3 fair value hierarchy during the three and six months ended June 30, 2021 included the initial measurement value of the public warrants of $5,347,500 which transferred from the Level 3 fair value hierarchy to Level 1 fair value hierarchy in June 2021 when the warrant started trading on a national market exchange.

Warrants

The Company’s warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on May 11, 2021, the date of the Company’s Initial Public Offering, and on June 14, 2021, the date of the sale of the Over-Allotment Units, using a Monte Carlo simulation model for the Public Warrants, and the Black-Sholes Model for Private Placement Warrants based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

Input	Public Warrants	Private Warrants
Risk-free interest rate	1.10%	1.10%
Expected term (years)	6.25	6.25
Expected volatility	14.0%	14.0%
Exercise price	$11.50	$11.50

Subsequent Measurement

At June 30, 2021, the key inputs into the Black-Scholes Model were as follows in determining the fair value of the private warrants:

Input	Private Warrants
Risk-free interest rate	1.10%
Expected term (years)	6.1
Expected volatility	14.0%
Exercise price	$11.50

NOTE 5 — STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the 24-month time period.

NOTE 6 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through August 9, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on May 7, 2021. On May 11, 2021, we consummated the Initial Public Offering of 15,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) of ours, par value $0.0001, and one-third of one redeemable warrant (the “Public Warrants”) of ours, with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $22,500,000 million. We incurred total offering costs of approximately $4,021,103 consisting of $3,450,000 (2% of gross proceeds) million in underwriting fees and other offering costs of $571,103.

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

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the Initial Public Offering and the sale of the Over-Allotment Units (which amount includes a $6,037,500 fee payable to B. Riley Securities, Inc. pursuant to the BCMA upon completion of an Initial Business Combination) and $3,450,000 from the proceeds of the sale of the Private Placement Units and the Over-Allotment Private Placement Units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, including the proceeds from the sale of the Over-Allotment Units, the Private Placement and the proceeds from the sale of the Over-Allotment Private Placement Units and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Results of Operations

Our business activities from inception to June 30, 2021 consisted primarily of our preparation for our Initial Public Offering that was completed on May 11, 2021. Since the offering on May 11, 2021, our business activities have consisted primarily of identification and evaluation of prospective acquisition targets for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,399,757. Our net loss for the three months ended June 30, 2021, consisted of interest income earned in the amount of $1,671 on funds held in the Trust Account, loss from operations in the amount of $126,639, warrant issue costs of $124,789, and unrealized loss on change in fair value of warrants in the amount of $1,150,000. For the period from June 19, 2020 (Inception) through June 30, 2020, we had a net loss of $525 which is comprised of miscellaneous expenses related to the formation of the Company.

For the six months ended June 30, 2021, we had a net loss of $1,400,207. Our net loss for the six months ended June 30, 2021, consisted of interest income earned in the amount of $1,671 on funds held in the Trust Account, loss from operations in the amount of $127,089, warrant issue costs of $124,789, and unrealized loss on change in fair value of warrants in the amount of $1,150,000. For the period from June 19, 2020 (Inception) through June 30, 2020, we had a net loss of $525 which is comprised of miscellaneous expenses related to the formation of the Company.

Liquidity and Capital Resources

Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our Sponsor, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. We had an outstanding balance on the Note of $100,000 at the time of the Initial Public Offering and the Note was repaid in full on May 17, 2021 with proceeds raised from the closing of the Initial Public Offering.

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of the Over-Allotment Units, the Private Placement and the sale of the Private Placement Units held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

At June 30, 2021 we had cash of $1,145,424 and working capital of $1,897,728. The working capital of $1,897,728 excludes Delaware franchise taxes payable of $22,368 (which is included in accounts payable and accrued expenses at June 30, 2021) as franchise taxes are paid from the Trust account from interest income earned.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.  On May 7, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and six months ended June 30, 2021, the Company reported loss available to common shareholders of $0.30 and $0.34, respectively.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus for our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2021, there were 17,250,000 Public Shares, of which 16,268,753 were recorded as redeemable shares, classified outside of permanent equity, and 1,581,247 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our final prospectus for our Public Offeringfiled with the SEC on May 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 11, 2021, simultaneously with the closing of the Public Offering, we completed the private sale of 555,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $5,550,000. On June 14, 2021, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to our Sponsor, generating gross proceeds of $450,000. The Private Placement Units and the Over-Allotment Units are substantially identical to the units sold as part of the units in the Initial Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units or Over-Allotment Units (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Warrants underlying the Private Placement Units and the Over-Allotment Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units and the Over-Allotment Units were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On May 11, 2021, we consummated the Public Offering of 15,000,000 Units. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the Public Warrants either for cash once the Public Warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the Public Warrants become exercisable. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units, generating additional gross proceeds of $22,500,000.

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

We paid a total of $3,450,000 in underwriting discounts and commissions and $571,103 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $173,409,563 of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 7, 2021, by and between the Company and B. Riley Securities, Inc. as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated May 7, 2021, by and between the Company and B. Riley Securities, Inc.(1)
3.1	Corrected Amended and Restated Certificate of Incorporation. (2)
4.1	Warrant Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated May 7, 2021, by and among the Company, its officers, its directors and B. Riley Principal 250 Sponsor Co., LLC.(1)
10.2	Investment Management Trust Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated May 7, 2021, by and between the Company, B. Riley Principal 250 Sponsor Co., LLC and the Company’s independent directors.(1)
10.4	Private Placement Units Purchase Agreement, dated May 7, 2021, by and between the Company and B. Riley Principal 250 Sponsor Co., LLC.(1)
10.5	Administrative Support Agreement, dated May 7, 2021, by and among the Company and B. Riley Corporate Services, Inc.(1)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 12, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 18, 2021 and incorporated by reference herein.

*	Filed herewith.
**	Furnished.

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
Dated: August 9, 2021