Form 10-Q
period 2021-09-30
B. Riley Principal 250 Merger Corp.
filed 2021-11-22
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 19, 2021, 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	2
	Condensed Statements of Changes in Stockholder’s Equity for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,140,264	$25,000
Prepaid expenses	690,080	—
Total current assets	1,830,344	25,000
Cash held in Trust Account	172,503,890	—
Total assets	$174,334,234	$25,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$149,868	$450
Due to related party	20,198	998
Total current liabilities	170,066	1,448
Warrant liability	4,168,425	—
Total liabilities	4,338,491	1,448

Commitments
Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share)	172,500,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of September 30, 2021 and none issued and outstanding as of December 31, 2020 (excluding 17,250,000 subject to redemption)	60	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(2,504,748)	(1,448)
Total stockholders’ equity (deficit)	(2,504,257)	23,552
Total liabilities and stockholders’ equity (deficit)	$174,334,234	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

				For the period
				from June 19,
				2020
	Three Months Ended September 30,		Nine Months Ended September 30,	(Inception) through September 30,
	2021	2020	2021	2020

Operating costs	$215,082	$472	$342,171	$997
Loss from operations	(215,082)	(472)	(342,171)	(997)

Other income (expense):
Interest income	2,219	—	3,890	—
Warrant issue costs	—	—	(124,789)	—
Change in fair value of warrants	2,521,075	—	1,371,075	—
Other income (expense):	2,523,294	—	1,250,176	—
Net income (loss)	$2,308,212	$(472)	$908,005	$(997)

Net income (loss) per common share:
Class A Common Stock - basic and diluted	$0.10	n/a	$0.07	n/a
Class B Common Stock - basic and diluted	$0.10	$0.00	$0.07	$0.00

‘n/a - not applicable as there were no Class A Common Stock outstanding in 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2021 and 2020

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2021, as restated	600,000	$60	4,312,500	$431	$—	$(4,812,960)	$(4,812,469)
Net income for the three months ended September 30, 2021	—	—	—	—	—	2,308,212	2,308,212
Balance, September 30, 2021	600,000	$60	4,312,500	$431	$—	$(2,504,748)	$(2,504,257)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2020	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(472)	(472)
Balance, September 30, 2020	—	$—	4,312,500	$431	$24,569	$(472)	$24,528

Nine Months Ended September 30, 2021 and for the period from June 19, 2020 (Inception) through September 30, 2020

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(5,832,509)	—	(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(3,411,305)	(3,411,305)
Net income for the nine months ended September 30, 2021	—	—	—	—	—	908,005	908,005
Balance, September 30, 2021	600,000	$60	4,312,500	$431	$—	$(2,504,748)	$(2,504,257)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2021 (Inception) through September 30, 2020	—	—	—	—	—	(997)	(997)
Balance, September 30, 2020	—	$—	4,312,500	$431	$24,569	$(997)	$24,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

		For the period
		from June 19
		2020
	Nine Months Ended September 30,	(Inception) through September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$908,005	$(997)
Interest earned on investments held in Trust Account	(3,890)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issue costs	124,789	—
Unrealized gain on change in fair value of warrants	(1,371,075)	—
Increase in prepaid expenses	(690,080)	—
Increase in accounts payable and accrued expenses	149,418	—
Increase in due to related party	19,200	997
Net cash used in operating activities	(863,633)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	100,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from issuance of Class A common stock	172,500,000	—
Proceeds from issuance of private placement units	6,000,000	—
Payment of underwriting discounts	(3,450,000)	—
Payment of offering expenses	(571,103)	—
Net cash provided by financing activities	174,478,897	—
Increase in cash	1,115,264	—
Cash, beginning of period	25,000	—
Cash, end of period	$1,140,264	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$172,500,000	$—
Initial classification of warrant liability	$5,539,500	$—

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

 As of September 30, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 15,000,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 11, 2021. B. Riley Principal 250 Sponsor Co. LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 555,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 11, 2021 simultaneously with the Public Offering. The sale of the 15,000,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $150,000,000, less underwriting commissions of $3,000,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $571,103. The Private Placement Units generated $5,550,000 of gross proceeds. The Company has granted the underwriters a 45-day option from the date of the prospectus, May 7, 2021, to purchase additional units. On June 14, 2021, the underwriters exercised the over-allotment in full and purchased an additional 2,250,000 Units (the Over-Allotment Units), generating gross proceeds of $22,500,000, less underwriting commissions of $450,000 (2% of the gross proceeds of the Over-Allotment Units. On June 14, 2021, simultaneously with consummation of the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 45,000 Private Placement Units to the Sponsor, generating gross proceeds of $450,000.

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

The Trust Account

Upon completion of the Public Offering and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were held in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,140,264 on September 30, 2021.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 10, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 18, 2021.

Earnings Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and Public warrants to purchase 5,950,000 shares of common stock at $11.50 per share were issued on May 11, 2021 in connection with the IPO and exercise of overallotment on June 14, 2021. As of September 30, 2021, no warrants have been exercised. The 5,950,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share for each class of common stock:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2021
Redeemable common stock
Net income attributable to redeemable common stock	$1,796,578	$596,067

Basic and diluted weighted average shares of redeemable common stock	17,250,000	8,692,308

Basic and diluted earnings per share of redeemable common stock	$0.10	$0.07

Non-redeemable common stock
Net income attributable to non-redeemable common stock	$511,634	$311,938

Basic and diluted weighted average shares of non-redeemable common stock	4,912,500	4,548,929

Basic and diluted earnings per share of non-redeemable common stock	$0.10	$0.07

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Any differences between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. As of September 30, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, since all the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the financial statements of the Company for the quarter ended September 30, 2021, the management of the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, issued as part of the units sold in the Company’s Public Offering on May 11, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of May 11, 2021 as previously reported in its Form 8-K and unaudited balance sheet as of June 30, 2021 as previously reported in its Form 10-Q for the period ended June 30, 2021. The following tables summarize the effect of the restatement on each balance sheet as follows:

Balance Sheet as of May 11, 2021 (per Form 8-K Filed on May 18, 2021 )	As Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$142,224,770	$7,775,230	$150,000,000
Class A Common stock, $0.0001 par value	$133	$(77)	$56
Additional paid-in capital	$5,140,013	$(5,140,013)	$-
Accumulated deficit	$(140,520)	$(2,635,140)	$(2,775,660)
Total stockholders’ equity (deficit)	$5,000,001	$(7,775,230)	$(2,775,229)

Balance Sheet as of June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Class A Common stock subject to possible redemption	$162,687,530	$9,812,470	$172,500,000
Class A Common stock, $0.0001 par value	$158	$(98)	$60
Additional paid-in capital	$6,401,067	$(6,401,067)	$-
Accumulated deficit	$(1,401,655)	$(3,411,305)	$(4,812,960)
Total stockholders’ equity (deficit)	$5,000,001	$(9,812,470)	$(4,812,469)

Statements of Operations for the Three Months Ended June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Basic and diluted weighted average shares outstanding, redeemable common stock	14,626,145	(5,988,782)	8,637,363
Basic and diluted loss per share, redeemable common stock	$0.00	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, non- redeemable common stock	5,065,650	(650,458)	4,415,192
Basic and diluted loss per share, non-redeemable common stock	$(0.28)	$0.17	$(0.11)

Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Sale of 15,000,000 Units on May 11, 2021 through IPO	$145,351,500	$(145,351,500)	$-
Sale of 555,000 Private Placement Units on May 11, 2021	$5,372,456	$(56)	$5,372,400
Sale of 2,250,000 Units on June 14, 2021 through IPO from exercise of overallotment	$21,801,000	$(21,801,000)	$-
Sale of 45,000 Private Placement Units on June 14, 2021	$435,544	$56	$435,600
Underwriting fee	$(3,450,000)	$3,450,000	$-
Offering costs charged to stockholders' equity	$(571,103)	$571,103	$-
Reclassification of offering costs related to warrants	$124,789	$(124,789)	$-
Initial value of Class A common stock subject to redemption	$(163,932,200)	$163,932,200	$-
Change in Class A common stock subject to redemption	$1,244,670	$(1,244,670)	$-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$-	$(5,832,509)	$(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$-	$(3,411,305)	$(3,411,305)

Statements of Operations for the Six Months Ended June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Basic and diluted weighted average shares outstanding, redeemable common stock	14,626,145	(10,283,604)	4,342,541
Basic and diluted loss per share, redeemable common stock	$0.00	$(0.16)	$(0.16)
Basic and diluted weighted average shares outstanding, non- redeemable common stock	4,691,155	(327,025)	4,364,130
Basic and diluted loss per share, non-redeemable common stock	$(0.30)	$0.14	$(0.16)

Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Sale of 15,000,000 Units on May 11, 2021 through IPO	$145,351,500	$(145,351,500)	$-
Sale of 555,000 Private Placement Units on May 11, 2021	$5,372,456	$(56)	$5,372,400
Sale of 2,250,000 Units on June 14, 2021 through IPO from exercise of overallotment	$21,801,000	$(21,801,000)	$-
Sale of 45,000 Private Placement Units on June 14, 2021	$435,544	$56	$435,600
Underwriting fee	$(3,450,000)	$3,450,000	$-
Offering costs charged to stockholders' equity	$(571,103)	$571,103	$-
Reclassification of offering costs related to warrants	$124,789	$(124,789)	$-
Initial value of Class A common stock subject to redemption	$(163,932,200)	$163,932,200	$-
Change in Class A common stock subject to redemption	$1,244,670	$(1,244,670)	$-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$-	$(5,832,509)	$(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$-	$(3,411,305)	$(3,411,305)

Statements of Cash Flows for the Six Months Ended June 30, 2021 (per Form 10-Q Filed on August 9, 2021)	As Reported	Adjustment	As Restated

Initial value of Class A common stock subject to redemption	$163,932,200	$8,567,800	$172,500,000

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares (Note 6). As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering, the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units.

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

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of September 30, 2021, amounts due to related party includes $18,750 for administrative fees payable to the Sponsor.

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

NOTE 5 — RECURRING FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$172,503,890	$172,503,890	$—	$—
	$172,503,890	$172,503,890	—	—

Liabilities:
Public Warrants	$4,024,425	$4,024,425	$—	$—
Private Placement Warrants	144,000	—	—	144,000
Warrant Liability	$4,168,425	$4,024,425	$—	$144,000

The changes in Level 3 fair value hierarchy during the three and nine months ended September 30, 2021 included the initial measurement value of the public warrants of $5,347,500 which transferred from the Level 3 fair value hierarchy to Level 1 fair value hierarchy in June 2021 when the warrant started trading on a national market exchange.

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

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

Input	Public Warrants	Private Warrants
Risk-free interest rate	1.10%	1.10%
Expected term (years)	6.25	6.25
Expected volatility	14.0%	14.0%
Exercise price	$11.50	$11.50

Subsequent Measurement

As of September 30, 2021, the key inputs into the Black-Scholes Model were as follows in determining the fair value of the private warrants:

Input	Private Warrants
Risk-free interest rate	1.10%
Expected term (years)	5.8
Expected volatility	12.2%
Exercise price	$11.50

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. Upon completion of the underwriters exercise of the overallotment on June 14, 2021, there were 17,850,000 shares of Class A common stock (consisting of 17,250,000 Class A shares issued to public shareholders and 600,000 shares issued in the private placement in connection with the Public Offering).

On April 19, 2021, the Sponsor returned 2,875,000 shares of Class B common stock to the Company for cancellation, resulting in a total of 4,312,500 Founder Shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through November 22, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the Initial Public Offering and the sale of the Over-Allotment Units (which amount includes a $6,037,500 fee payable to B. Riley Securities, Inc. pursuant to the BCMA upon completion of an Initial Business Combination) and $3,450,000 from the proceeds of the sale of the Private Placement Units and the Over-Allotment Private Placement Units, was placed in a U.S.-based trust account at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, including the proceeds from the sale of the Over-Allotment Units, the Private Placement and the proceeds from the sale of the Over-Allotment Private Placement Units and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Results of Operations

Our business activities from inception to September 30, 2021 consisted primarily of our preparation for our Initial Public Offering that was completed on May 11, 2021. Since the offering on May 11, 2021, our business activities have consisted primarily of identification and evaluation of prospective acquisition targets for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,308,212. Our net income for the three months ended September 30, 2021, consisted of interest income earned in the amount of $2,219 on funds held in the Trust Account and an unrealized gain on change in fair value of warrants in the amount of $2,521,075. For the three months ended September 30, 2020, we had a net loss of $472 which is comprised of miscellaneous operating expenses.

For the nine months ended September 30, 2021, we had net income of $908,005. Our net income for the nine months ended September 30, 2021, consisted of interest income earned in the amount of $3,890 on funds held in the Trust Account, loss from operations in the amount of $342,171, warrant issue costs of $124,789, and unrealized gain on change in fair value of warrants in the amount of $1,371,075. For the period from June 19, 2020 (Inception) through September 30, 2020, we had a net loss of $997 which is comprised of miscellaneous expenses related to the formation of the Company and other miscellaneous operating expenses.

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

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of the Over-Allotment Units, the Private Placement and the sale of the Private Placement Units held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

As of September 30, 2021, we had cash of $1,140,264 and working capital of $1,587,911. The working capital of $1,587,911 excludes Delaware franchise taxes payable of $72,368 (which is included in accounts payable and accrued expenses as of September 30, 2021) as franchise taxes are paid from the Trust account from interest income earned.

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

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.  On May 7, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. For the three and nine months ending September 30, 2021, we did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings per common share is the same as basic earnings per common share for all periods presented. For the three and nine months ended September 30, 2021, we reported earnings per redeemable and non-redeemable common share of $0.10 and $0.07, respectively.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus for our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting relating to accounting for complex financial instruments our disclosure controls and procedures were not effective as of September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our final prospectus for our Public Offering filed with the SEC on May 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes in our risk factors since such filing, except for the following:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the our financial statements as of September 30, 2021, we concluded it was appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect our public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in our internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

We paid a total of $3,450,000 in underwriting discounts and commissions and $571,103 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $173,409,563 of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

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

Dated: November 22, 2021