Form 10-K
period 2021-12-31
B. Riley Principal 250 Merger Corp.
filed 2022-03-29
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

001-40389

(Commission File Number)

B. Riley Principal 250 Merger Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1635003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue

21st Floor

New York, New York 10171

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 457-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BRIVU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value	BRIV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	BRIVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $174.1 million.

As of March 25, 2022, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

B. RILEY PRINCIPAL 250 MERGER CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-K (this “Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	impact that proposed SEC rules may have on our ability to complete an initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	the effects of the recent coronavirus (COVID-19) outbreak; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

B. RILEY PRINCIPAL 250 MERGER CORP.

PART I

References in this report to “we,” “us” or the “Company” refer to B. Riley Principal 250 Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to B. Riley Principal 250 Sponsor Co., LLC, a Delaware limited liability company, an affiliate of B. Riley Financial, Inc.

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the private placement that closed simultaneously with the Public Offering, including the proceeds from the Over-Allotment Public Units (as defined below) and the Over-Allotment Private Placement Units, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

In connection with our formation in June 2020, a wholly-owned subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”) was issued 7,187,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. In June 2020, all of the Founder Shares were contributed to B. Riley Principal 250 Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial.

The Company completed the sale of 15,000,000 units (the “Public Units”) at an offering price of $10.00 per Public Unit in the Public Offering on May 11, 2021. The Sponsor purchased an aggregate of 555,000 units at a price of $10.00 per unit (the “Private Placement Units”) in a private placement that closed on May 11, 2021 simultaneously with the Public Offering. The sale of the 15,000,000 Public Units in the Public Offering generated gross proceeds of $150,000,000, less underwriting commissions of $3,000,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $571,103. The Private Placement Units generated $5,550,000 of gross proceeds. The Company granted the underwriters a 45-day option from the date of the prospectus for the Public Offering, May 7, 2021, to purchase additional Public Units. On June 14, 2021, the underwriters exercised the over-allotment in full and purchased an additional 2,250,000 Public Units (the “Over-Allotment Public Units”), generating gross proceeds of $22,500,000, less underwriting commissions of $450,000 (2% of the gross proceeds of the Over-Allotment Units). On June 14, 2021, simultaneously with consummation of the sale of the Over-Allotment Public Units, the Company consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to the Sponsor, generating gross proceeds of $450,000.

Each Public Unit and Private Placement Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (“Class A common stock”, and with respect to the shares underlying the Public Units, the “Public Shares” and, with respect to the shares underlying the Private Placement Units, the “Private Placement Shares”), and one-third of one redeemable warrant (each a “Warrant” and, with respect to the Warrants underlying the Public Units, the “Public Warrants,” with respect to the Warrants underlying the Private Placement Units, the “Private Placement Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at an initial exercise price of $11.50 per share.

Upon completion of the Public Offering and the underwriters’ exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s Trust Account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and have been and will continue to be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,050,144 on December 31, 2021.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete the Initial Business Combination by May 11, 2023; or (iii) the redemption of all of the Company’s Public Shares if the Company is unable to complete the Initial Business Combination by May 11, 2023 (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Public Shares sold as part of the Public Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021, since all of the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, including the proceeds from the sale of the Over-Allotment Public Units, the Private Placement and the proceeds from the sale of the Over-Allotment Private Placement Units and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt as the consideration. We may be seeking to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We do not believe we will need to raise additional funds other than the funds raised by the sale of the Public Units, the Over-Allotment Public Units, the Private Placement Units and the Over-Allotment Private Placement Units in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. We may seek to raise additional funds through a private offering of equity securities and may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the Private Placement Units, and may as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds privately through the issuance of equity or equity-linked securities, or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must consummate an Initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account). If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm that regularly prepares fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed Initial Business Combination will include such opinion. In addition, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the Initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. There is no basis for investors in the Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with that process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Initial Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. Solely for illustrative purposes, as of December 31, 2021, the amount in the Trust Account is approximately $10.00 per Public Share. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of our Initial Business Combination. Such persons did not receive separate consideration for their waiver of redemption rights

Manner of Conducting Redemptions; Submission of our Initial Business Combination to a Stockholder Vote

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements, as described above under the heading “Stockholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an Initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Initial Business Combination. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Sponsor will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased (including in open market and privately-negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes, and abstentions will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need only 6,168,751 or 35.8% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. If only the minimum quorum of shares of common stock is present at the meeting to approve our Initial Business Combination, we would need only 628,126 or 3.6% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the Initial Business Combination, or do not vote at all, and irrespective of whether they hold Public Shares on the record date established for the stockholder meeting held to approve the Initial Business Combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination, and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem more than 20% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until May 11, 2023 to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination by such deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination by May 11, 2023.

 Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we have encountered and expect to continue encountering, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Facilities

Our executive offices are located at 299 Park Avenue, 21st Floor, New York, NY 10171, and our telephone number is (212) 457-3300. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay an affiliate of our Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our Initial Business Combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our Initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read any materials we file with the SEC on SEC’s Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our website is located at https://brileyfin.com/principal250mergercorp. We provide a link through our investor relations website to the section of the SEC’s website at www.sec.gov., that has all of the reports that we file or furnish with the SEC. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 299 Park Avenue, 21st Floor, New York, NY 10171 or by telephone at (212) 457-3300.

Further, corporate governance information, including our code of ethics, audit committee charter, compensation committee charter, insider trading policy and related party transaction policy, is also available on our website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	Stockholders’ opportunity to effect their investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek stockholder approval of our Initial Business Combination, our Sponsor and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

●	The requirement that we complete our Initial Business Combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase Public Shares or Public Warrants from public stockholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

●	Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their Public Shares, and our Public Warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at May 11, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report out financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Unlike some other similarly structured special purpose acquisition companies, our the holders of our Founder Shares will receive additional shares of Class A common stock if we issue certain shares to consummate an Initial Business Combination.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of an Initial Business Combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth herein and should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Initial Business Combination unless the Initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or will allow stockholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares and Private Placement Shares will participate in the vote for such approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our Public Shares do not approve of the Initial Business Combination we complete.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares as well as any Public Shares purchased (including in open market and privately negotiated transactions), in favor of our Initial Business Combination. As a result, in addition to our Founder Shares and Private Placement Shares, we would need only 6,168,751, or 35.8% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. Our Sponsor owns Founder Shares and Private Placement Shares representing 22.2% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our Sponsor, officers and directors to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

Stockholders’ only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your Public Shares from us for cash, unless we seek stockholder approval of the Initial Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Since our board of directors may complete an Initial Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

We may seek to enter into an Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, and if the minimum cash condition is not waived by our target, we will not complete the Initial Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we may need to reserve a portion of the cash in the Trust Account or arrange for third party financing to meet such requirements. In addition, if a larger number of Public Shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our Initial Business Combination. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure. The amount of the fee payable to B. Riley Securities pursuant to the terms of the business combination marketing agreement will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing which condition is not waived by the target company, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must complete our Initial Business Combination by May 11, 2023. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to May 11, 2023, unless such date is extended by a stockholder approved amendment to our amended and restated certificate of incorporation. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Public Warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination within 24 months from the closing of the Public Offering, i.e., May 11, 2023. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our Public Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The global spread and unprecedented impact of COVID-19, including variants of the virus (such as the Delta and Omicron variants), has resulted in significant disruption and has created additional risks to the Company’s and target companies’ businesses, the industry and the economy. In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate an Initial Business Combination could be materially and adversely affected.

Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 variants, short and long-term vaccine efficacy, treatment options and the actions to contain further waves of COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a partner business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from public stockholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of such purchases could be to vote such Public Shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In addition, if we conduct redemptions in connection with a stockholder vote, a public stockholder seeking redemption of its Public Shares must also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Initial Business Combination than companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our Initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, stockholders will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our Initial Business Combination, target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at least May 11, 2023, we may be unable to complete our Initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least May 11, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search for an Initial Business Combination, to pay our franchise and income taxes and to complete our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination.

Of the net proceeds of the Public Offering and the sale of the Private Placement Units, only approximately $1,050,144 is available to us outside of the Trust Account as of December 31, 2021. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we need additional funds and are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) as of December 31, 2021. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an Initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than Marcum LLP, as set forth below), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, which is filed with this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the allotted time; or (iii) absent an Initial Business Combination by May 11, 2023, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination or may result in our liquidation. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations, and we may not have launched our Company had we been subject to these changes in laws, regulations or increased regulatory scrutiny at the time of the Initial Public Offering. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by May 11, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following May 11, 2023 in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by May 11, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one full year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry or geographic region, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Public Units, Public Shares, or Public Warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have some or all of these attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our Initial Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent valuation or appraisal firm that regularly prepares fairness opinions that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with Nasdaq rules that require that our Initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and taxes), we will obtain an opinion from an independent investment banking firm or from an independent valuation or appraisal firm that regularly prepares fairness opinions solely with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm or from an independent valuation or appraisal firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We will issue additional common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 82,150,000 and 5,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amounts do not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding Warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by May 11, 2023 unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or Warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Initial Business Combination with the proceeds of our Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our Public Offering and the sale of the Private Placement Units, $1,050,144 is available outside of our Trust Account at December 31, 2021 to complete our Initial Business Combination and pay related fees and expenses.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete Initial Business Combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Initial Business Combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, a proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Nevertheless, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their Public Shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, may enter into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, and if the minimum cash condition is not waived by our target, we will not complete the Initial Business Combination or redeem any Public Shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an Initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, and that all other modifications or amendments will require the vote or written consent of the holders of at least 50% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants, a majority of the then outstanding Private Placement Warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by May 11, 2023. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, who beneficially owns 22.2% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by May 11, 2023 unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor owns Founder Shares and Private Placement Shares representing 22.2% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into two classes, each of which, other than the initial term, will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an Initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

Our Initial Business Combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our Initial Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our Initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our Initial Business Combination and subject to any requisite stockholder approval, we may structure our Initial Business Combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect an Initial Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our Initial Business Combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our Initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our Initial Business Combination.

In addition, we may effect an Initial Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such an Initial Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination.

This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors, or at all.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business’ and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Initial Business Combination. Accordingly, any stockholders who choose to remain stockholders following the Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination constituted an actionable material misstatement or omission.

Resources could be wasted in researching Initial Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for such transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the Funds in the Trust Account that are available for distribution to public stockholders, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their Public Shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an Initial Business Combination candidate may resign upon completion of our Initial Business Combination. The departure of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an Initial Business Combination candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an Initial Business Combination candidate’s management team will remain associated with the Initial Business Combination candidate following our Initial Business Combination, it is possible that members of the management of an Initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Such negotiations would take place simultaneously with the negotiation and consummation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

Our management may not be able to maintain control of a target business after our Initial Business Combination.

We may structure an Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding voting securities subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing which condition is not waived by the target company, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that the post-combination company will be undercapitalized and there will be a limited public float for the securities of the post-combination company.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If too many public stockholders exercise their redemption rights, the post-combination company may receive less cash than it expects, or needs, to pursue its business objectives. Further, significant redemptions may result in a limited public float for the securities of the post-combination company. If the post-combination company is undercapitalized the post-combination company may be unable to pursue its business objectives which could materially and adversely affect its business, financial condition and results of operations. If there is a perception that the post-combination company is undercapitalized, or the public float for the securities of the post-combination company is limited, it could cause significant material adverse consequences including reduced liquidity for our securities, limited news and analyst coverage and a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by B. Riley Financial, its affiliates and our management team may not be indicative of future performance of an investment in the Company.

Past performance by B. Riley Financial, its affiliates and our management team is not a guarantee either (i) of success with respect to any Initial Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Initial Business Combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider an Initial Business Combination outside of our management’s area of expertise if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in our chosen sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Public Units, Public Shares or Public Warrants will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an Initial Business Combination candidate. In the event we elect to pursue an Initial Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by B. Riley Financial which make investments in securities or other interests of or relating to companies in industries we may target for our Initial Business Combination. Our directors and officers may also serve as officers or board members for other entities. Specifically, certain of our officers and directors are actively engaged in B. Riley Principal 150 Merger Corp. (“BRPM III”), a special purpose acquisition company that completed its initial public offering on February 23, 2021, and will continue to serve as officers and directors of BRPM III until its initial business combination is completed. BRPM III, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including BRPM III, may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in BRPM III, a special purpose acquisition company that completed its initial public offering on February 23, 2021. BRPM III, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, including BRPM III, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. We believe there are no such corporate opportunities that have not been presented to us as a result of these provisions in our amended and restated certificate of incorporation. Further, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination. The determination of whether an opportunity has been expressly offered to a director of officer solely in his or her capacity as a director or officer of our company will be made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our board of directors. Depending on the facts or circumstances, there may be challenges in determining whether an opportunity was expressly offered to a director or officer solely in his or her capacity as a director or officer of our company, and such determinations may not be resolved in our favor, in which case a potential target business may be presented to another entity prior to its presentation to us.

Please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions, Director Independence” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition (as defined below) with one or more affiliates of B. Riley Financial. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Daniel Shribman, Bryant Riley, Nicholas Hammerschlag, Samuel McBride and Timothy Presutti are actively engaged in BRPM III, a special purpose acquisition company that completed its initial public offering on February 23, 2021, and will continue to serve as officers and directors of BRPM III until its initial business combination is completed. BRPM III, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including BRPM III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” which may compete with us for Initial Business Combination opportunities. Our Sponsor, officers and directors are not currently pursuing of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no discussions concerning an Initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an Initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent valuation or appraisal firm that regularly prepares fairness opinions, regarding the fairness to the Company and our stockholders from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 24-month deadline for the completion of our Initial Business Combination approaches.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition (as defined below) opportunity with B. Riley Financial, its affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest. In order to satisfy applicable regulatory or other legal requirements applicable to an Affiliated Joint Acquisition, our Initial Business Combination may be effected on less favorable terms than otherwise would apply if the Initial Business Combination were not an Affiliated Joint Acquisition.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of B. Riley Financial. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition (as defined below) opportunity with an entity affiliated with B. Riley Financial. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and B. Riley Financial considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the Initial Business Combination and/or the desire to obtain committed capital for closing the Initial Business Combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the Initial Business Combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, any specified future issuance in connection with Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our Sponsor and its permitted transferees, if any, would retain their aggregate percentage ownership of Founder Shares at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the offering excluding Private Placement Shares underlying the Private Placement Units plus all shares issued in the specified future issuance. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

Since our Sponsor, officers and directors will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

In connection with our initial formation in June 2020, a wholly-owned subsidiary of B. Riley Financial (which is the parent of our Sponsor) was issued 7,187,500 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the offering excluding the Private Placement Shares underlying the Private Placement Units. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per unit, that will also be worthless if we do not complete an Initial Business Combination. The members of our management team and our directors, together with certain officers of companies affiliated with B. Riley Financial who will assist us in sourcing potential acquisition targets, have also invested in our Sponsor by subscribing units issued by the Sponsor. Through their investment in the Sponsor, these officers and directors share in a portion of any appreciation in Founder Shares and Private Placement Units, provided that we successfully complete an Initial Business Combination.

Holders of Founder Shares and Private Placement Shares have agreed (A) to vote any shares owned by them in favor of any Initial Business Combination and (B) not to redeem any Founder Shares or Private Placement Shares in connection with a stockholder vote to approve a Initial Business Combination or in connection with a tender offer. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Initial Business Combination.

We offered our Public Units at an offering price of $10.00 per unit and, as of December 31, 2021, the amount in our Trust Account was approximately $10.00 per Public Share, implying a value of $10.00 per Public Share. However, prior to our Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.006 per share. In addition, our Sponsor purchased 600,000 Private Placement Units containing 600,000 Private Placement Shares. As a result, the value of your Public Shares may be significantly diluted upon the consummation of the Initial Business Combination, when the Founder Shares and Private Placement Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares and Private Placement Shares on the implied value of the Public Shares upon the consummation of the Initial Business Combination assuming that our equity value at that time is $172,500,000, which is the amount we would have for the Initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with the Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs (including payment of $6,037,500 pursuant to the business combination marketing agreement), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $7.81 per share upon consummation of our Initial Business Combination, which is a 21.9% decrease as compared to the initial implied value per public share of $10.00.

Public Shares	17,250,000
Founder Shares	4,312,500
Private Placement Shares	600,000
Total shares	22,162,500
Total funds in trust available for Initial Business Combination	$172,500,000
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$7.78

The value of the Founder Shares and Private Placement Shares following completion of the Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $6,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $6,000,000 purchase price for the Private Placement Units. Assuming a trading price of $10.00 per share upon consummation of the Initial Business Combination, the 4,312,500 Founder Shares and 600,000 Private Placement Shares would have an aggregate implied value of $49,125,000. Even if the trading price of our common stock were as low as $1.23 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares and Private Placement Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue an Initial Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by May 11, 2023 and (iii) the redemption of our Public Shares if we are unable to complete an Initial Business Combination by May 11, 2023, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. There can be no assurance that we will be able to meet those initial listing requirements at that time. If, in connection with our Initial Business Combination, a large number of our public stockholders redeem their Public Shares for cash, it may be more difficult for us to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Public Units, Class A common stock and Public Warrants are listed on Nasdaq, our Units, Class A common stock and Warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our Initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless.

We registered the shares of Class A common stock issuable upon exercise of the Public Warrants in the registration statement for our Public Offering because the Warrants will become exercisable 30 days after the completion of our Initial Business Combination, which may be within one year of our Public Offering. However, because the Warrants will be exercisable through their expiration date of up to five years after the completion of our Initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our Initial Business Combination, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement for our Public Offering or a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Public Units will have paid the full Public Unit purchase price solely for the Public Shares included in the Public Units. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in the Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

If warrant holders’ exercise their Public Warrants on a “cashless basis,” they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such Public Warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise Public Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption from registration. Second, if our Class A common stock is at any time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise Public Warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined in the next sentence) of the Class A common stock over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable. As a result, warrant holders’ would receive fewer shares of Class A common stock from such exercise than if they were to exercise such Public Warrants for cash.

The grant of registration rights to our Sponsor, may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the registration rights agreement entered into concurrently with the issuance and sale of the securities in the Public Offering, our Sponsor and its permitted transferees can demand that we register the Private Placement Units, the Private Placement Shares, the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Founder Shares and the Private Placement Warrants held, or to be held, by them and holders of securities that may be issued upon conversion of working capital loans may demand that we register such Private Placement Units, Private Placement Shares, Private Placement Warrants or the Class A common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude.

This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Sponsor or holders of working capital loans or their respective permitted transferees are registered.

We may amend the terms of the Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Public Warrant could be decreased, all without public stockholders’ approval.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, and that all other modifications or amendments will require the vote or written consent of the holders of at least 50% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants, a majority of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Public Warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike some blank check companies, if

(i) we issue additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock;

(ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and

(iii) the Market Value is below $9.20 per share,

then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our Warrants are accounted for as derivative liabilities and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an Initial Business Combination.

We issued 5,750,000 Public Warrants as part of the Public Units in the Public Offering and 600,000 Private Placement Units which will have 200,000 underlying Private Placement Warrants. We account for both the Public Warrants and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Public Warrants and the Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have Warrants that are accounted for as a liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making their Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by us in the Public Offering. Redemption of the outstanding Public Warrants could force stockholders (i) to exercise Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their Public Warrants at the then-current market price when you might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We issued Public Warrants to purchase 5,750,000 shares of our Class A common stock as part of the Public Units offered in the Public Offering, and we issued 600,000 Private Placement Units which have underlying Private Placement Warrants to purchase an aggregate of 200,000 shares of Class A common stock at $10.00 per share. Our Sponsor currently owns an aggregate of 4,312,500 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor or its affiliates, or any of our officers or directors, makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants.

To the extent we issue shares of Class A common stock to effectuate an Initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the Initial Business Combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate an Initial Business Combination or increase the cost of acquiring the target business.

The Private Placement Units are identical to the Public Units sold in the Public Offering except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination, (iii) they may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by our Sponsor, will not be exercisable more than five years from the commencement of sales of in the Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

There is currently a limited market for our securities, and subsequent to the completion our Business Combination, the market for our securities, and the public float of those securities, may continue to be limited, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our market for our securities. The price of our securities may vary significantly due to one or more potential Initial Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained.

If, in connection with our Initial Business Combination, a large number of our public stockholders redeem their Public Shares for cash, the public float of our securities may be reduced, which could cause significant material adverse consequences including reduced liquidity for our securities, limited news and analyst coverage, decreased ability to issue additional securities or obtain additional financing in the future and increased difficulty in obtaining or maintaining the quotation, listing or trading of our securities on a national securities exchange.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce these exclusive forum provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 299 Park Avenue, 21st Floor, New York, NY 10171, and our telephone number is (212) 457-3300. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay an affiliate of our Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock, Public Warrants and Public Units are currently listed on Nasdaq under the symbols BRIV, BRIVW, and BRIVU, respectively. Our Public Units began public trading on May 11, 2021, our Class A common stock and Public Warrants began public trading on June 28, 2021.

Holders

As of March 22, 2022 there was one holder of record of our Class A common stock, one holder of record of our Public Warrants, one holder of record of our Founder Shares, one holder of record of our Public Units and one holder of record of our Private Placement Units. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Public Units, Class A common stock, and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On May 11, 2021, we consummated the Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, and only whole Public Warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the Public Warrants either for cash once the Public Warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the Public Warrants become exercisable. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Public Units, generating additional gross proceeds of $22,500,000.

The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000. B. Riley Securities, Inc. served as the sole book-running manager for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253464). The SEC declared the registration statements effective on May 7, 2021.

We paid a total of $3,450,000 in underwriting discounts and commissions and $571,103 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Units were $173,409,563 of which $172,500,000 (or $10.00 per Public Unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of B. Riley Principal 250 Merger Corp. should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”)

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Public Offering, including the proceeds from the sale of the Over-Allotment Public Units, the proceeds from the sale of the Private Placement Units, including the Over-Allotment Private Placement Units, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Results of Operations

Our business activities from inception to December 31, 2021 consisted primarily of our preparation for our Public Offering that was completed on May 11, 2021 and, since the Public Offering on May 11, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of net gain from investments held in Trust Account.

For the year ended December 31, 2021, we had net income of $166,254. Our net income for the year ended December 31, 2021, consisted of interest income earned in the amount of $7,535 on funds held in the Trust Account, loss from operations in the amount of $574,977, warrant issue costs of $124,789, unrealized gain on change in fair value of derivative liability of $84,985 and an unrealized gain on change in fair value of warrants in the amount of $773,500. For the period from June 19, 2020 (Inception) through December 31, 2020, we had a net loss of $1,448 which is comprised of miscellaneous operating expenses.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. We had an outstanding balance on the Note of $100,000 at the time of the Public Offering and the Note was repaid in full on May 17, 2021 with proceeds raised from the closing of the Public Offering.

As of December 31, 2021, we had cash of $1,050,144 and working capital of $1,408,329. The working capital of $1,408,329 excludes Delaware franchise taxes payable of $131,147 (which is included in accrued expenses as of December 31, 2021) as franchise taxes are paid from the Trust Account from interest income earned.

Income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Our registration statement for our initial public offering (the “Public Offering”) was declared effective on May 7, 2021. On May 11, 2021, we consummated the Public Offering of 15,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $150,000,000. Each Public Unit consists of one share of Class A common stock (the “Public Shares”) of the Company, par value $0.0001, and one-third of one redeemable warrant (the “Public Warrants”) of the Company, with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Public Units (the “Over-Allotment Public Units”), generating additional gross proceeds of $22,500,000 million. We incurred total offering costs of approximately $4,021,103 consisting of $3,450,000 (2% of gross proceeds) million in underwriting fees and other offering costs of $571,103.

Simultaneously with the closing of the Public Offering, we consummated the private placement (“Private Placement”) of 555,000 units (the “Private Placement Units”) to our Sponsor, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $5,550,000. Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) of the Company, par value $0.0001, and one-third of one redeemable warrant (the “Private Placement Warrants”) of the Company, with each Private Placement Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On June 14, 2021, simultaneously with the sale of the Over-Allotment Public Units, we consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to our Sponsor, generating gross proceeds of $450,000.

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the Public Offering and the sale of the Over-Allotment Public Units (which amount includes a $6,037,500 fee payable to B. Riley Securities, Inc. pursuant to the business combination marketing agreement upon completion of an Initial Business Combination) and $3,450,000 from the proceeds of the sale of the Private Placement Units and the Over-Allotment Private Placement Units, was placed in a U.S.-based trust account at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its Initial Business Combination by May 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination by May 11, 2023, subject to applicable law.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

As of December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Administrative Services Agreement

On May 7, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Business Combination Marketing Agreement

We have engaged B. Riley Securities, Inc. as advisors in connection with the Initial Business Combination to assist us in arranging meetings with stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Units or working capital warrants) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Our financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the fourth quarter of 2021, the full impact of the COVID-19 outbreak continued to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Our significant accounting policies are described in Note 2 to the financial statements included elsewhere in this Annual Report. We have identified the following as our critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their Public Warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our Public Warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Placement Warrants are held by someone other than initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Private Placement Warrants and Public Warrants are so similar, we classified both types of Warrants as a derivative liability measured at fair value. Volatility in our Public Shares and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months and year ended December 31, 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. For the three months and year ended December 31, 2021, we did not have any dilutive Warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented. For the three months and year ended and nine months ended December 31, 2021, we reported earnings per redeemable and non-redeemable common share of $0.01 and $0.01, respectively.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Final Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

B. Riley Principal 250 Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of B. Riley Principal 250 Merger Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from June 19, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 28, 2022

B. RILEY PRINCIPAL 250 MERGER CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash	$1,050,144	$25,000
Prepaid expenses - current	430,061	—
Total current assets	1,480,205	25,000
Prepaid expenses – non-current	150,290	—
Investments held in Trust Account	172,507,535	—
Total assets	$174,138,030	$25,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$175,325	$450
Due to related party	27,698	998
Total current liabilities	203,023	1,448
Warrant liability	4,766,000	—
Total liabilities	4,969,023	1,448

Commitments

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share)	172,500,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of December 31, 2021 and none issued and outstanding at December 31, 2020 (excluding 17,250,000 shares subject to possible redemption)	60	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(3,331,484)	(1,448)
Total stockholders’ (deficit) equity	(3,330,993)	23,552
Total liabilities and stockholders’ equity (deficit)	$174,138,030	$25,000

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF OPERATIONS

		For the period
		from June 19,
	For the Year	2020 (Inception)
	Ended	through
	December 31, 2021	December 31, 2020

Operating costs	$574,977	$1,448
Loss from operations	(574,977)	(1,448)

Other income (expense):
Interest income	7,535	—
Warrant issue costs	(124,789)	—
Change in fair value of derivative liability	84,985
Change in fair value of warrant liability	773,500	—
Total other income (expense)	741,231	—
Net income (loss)	$166,254	$(1,448)

Basic and diluted weighted average shares outstanding, Class A common shares	11,229,781	n/a
Basic and diluted Net income per share, Class A common shares	$0.01	n/a

Basic weighted average shares outstanding, Class B common shares	4,058,219	3,750,000
Basic Net income per share, Class B common shares	$0.01	$0.00

Diluted weighted average shares outstanding, Class B common shares	4,312,500	3,750,000
Diluted Net income per share, Class B common shares	$0.01	$0.00

n/a - not applicable as there were no Class A Common Stock outstanding in 2020.

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from June 19, 2020 (Inception) through December 31, 2020 and year ended December 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2020 (Inception) through December 31, 2020	—	—	—	—	—	(1,448)	(1,448)
Balance, December 31, 2020	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	—	—	—	—	(5,832,509)	(3,466,070)	(9,298,579)
Reclassification of derivative liability upon exercise of overallotment option	—	—	—	—	—	(30,220)	(30,220)
Net income for the year ended December 31, 2021						166,254	166,254
Balance, December 31, 2021	600,000	$60	4,312,500	$431	$—	$(3,331,484)	$(3,330,993)

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF CASH FLOWS

		For the period
		from June 19
	For the Year	2020 (Inception)
	Ended	through
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$166,254	$(1,448)
Interest earned on investments held in Trust Account	(7,535)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	124,789	—
Unrealized gain on change in fair value of derivative liability	(84,985)
Unrealized gain on change in fair value of warrant liability	(773,500)	—
Increase in prepaid expenses	(580,351)	—
Increase in accounts payable and accrued expenses	174,875	450
Increase in due to related party	26,700	998
Net cash used in operating activities	(953,753)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	100,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from issuance of Class B common stock	—	25,000
Proceeds from issuance of Class public units	172,500,000	—
Proceeds from issuance of private placement units	6,000,000	—
Payment of underwriting discounts	(3,450,000)	—
Payment of offering expenses	(571,103)	—
Net cash provided by financing activities	174,478,897	25,000
Increase in cash	1,025,144	25,000
Cash, beginning of year	25,000	—
Cash, end of period	$1,050,144	$25,000

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$9,298,579	$—
Initial classification of warrant liability	$5,539,500	$—

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Organization and General

B. Riley Principal 250 Merger Corp. (the “Company”), a blank check corporation, was incorporated as a Delaware corporation on June 19, 2020. The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 15,000,000 units (the “Public Units”) at an offering price of $10.00 per Public Unit in the Public Offering on May 11, 2021. B. Riley Principal 250 Sponsor Co. LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 555,000 units at a price of $10.00 per unit (the “Private Placement Units”) in a private placement that closed on May 11, 2021 simultaneously with the Public Offering. The sale of the 15,000,000 Public Units in the Public Offering generated gross proceeds of $150,000,000, less underwriting commissions of $3,000,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $571,103. The sale of the Private Placement Units generated $5,550,000 of gross proceeds. The Company granted the underwriters a 45-day option from the date of the prospectus, May 7, 2021, to purchase additional Public Units. On June 14, 2021, the underwriters exercised the over-allotment in full and purchased an additional 2,250,000 Public Units (the “Over-Allotment Public Units”), generating gross proceeds of $22,500,000, less underwriting commissions of $450,000 (2% of the gross proceeds of the Over-Allotment Public Units. On June 14, 2021, simultaneously with consummation of the sale of the Over-Allotment Public Units, the Company consummated a private sale of an additional 45,000 Private Placement Units (the “Over-Allotment Private Placement Units”) to the Sponsor, generating gross proceeds of $450,000.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (“Class A common stock”, and with respect to the shares underlying the Public Units, the “public shares” and with respect to the shares underlying the Private Placement Units, the “Private Placement Shares”), and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (the “Warrants” and, with respect to the Warrants underlying the Public Units, the “Public Warrants” and with respect to the Warrants underlying the Private Placement Units, the “Private Placement Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at an initial exercise price of $11.50 per share.

Sponsor and Note Payable - Related Party

The Company had a note payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of the Public Offering. The note payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the note payable due to related party was $100,000 on the date of the Public Offering. On May 17, 2021, the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the sale of the Private Placement Units.

The Trust Account

Upon completion of the Public Offering, and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $1,050,144 on December 31, 2021.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by May 11, 2023; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by May 11, 2023 (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by May 11, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination by May 11, 2023. However, if the Sponsor or any of the Company’s directors or officers acquires public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Liquidity

As of December 31, 2021, the Company had $1,050,144 of cash held outside of the Trust Account and working capital of $1,277,182.

The Company’s liquidity needs will be satisfied by the existing cash balances of the Company that are held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement(s) with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

As of December 31, 2021, the Company had $172,507,535 in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 17,250,000 shares of Class A common stock sold as part of the Public Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all of the shares of Class A common stock sold in the Public Offering has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,347,500)
Proceeds allocated to derivative liability	(84,985)
Issuance costs allocated to Class A ordinary shares	(3,896,314)
Plus:
Remeasurement adjustment of carrying value to redemption value	9,298,579
Reclassification of derivative liability upon exercise of overallotment option	30,220
Class A ordinary shares subject to possible redemption	$172,500,000

Note Payable - Related Party

The Company had a note payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The notes payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the note payable due to related party was $100,000 on the date of the Public Offering. On May 17, 2021, the note payable – related party in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. At December 31, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,021,103 as a result of the Public Offering (consisting of underwriting commissions of $3,450,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $571,103). The Company recorded $3,896,314 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $124,789 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public Warrants to purchase 5,950,000 shares of common stock at $11.50 per share were issued in connection with the IPO and exercise of overallotment. At December 31 2021, no Warrants have been exercised. The 5,950,000 potential common shares for outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021, because the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the period from June 19, 2020, (Inception) through December 31, 2020 gives effect retroactively to the redeemable Class B shares that were outstanding as a result of the Initial Public Offering. The basic weighted average Class B common shares outstanding of 4,058,219 in 2021 excludes 254,281 common shares that are included in the diluted weighted average Class B common shares which is the impact of the 562,500 Class B common shares that were subject to forfeiture and contingently issuable upon completion of the Initial Public Offering. In 2020, the dilutive impact of the 562,500 Class B common shares that were subject to forfeiture and contingently issuable upon completion of the Initial Public Offering were antidilutive. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended	For the period from June 19, 2020 (Inception) Through
	December 31,	December 31,
	2021	2020
Basic and diluted weighted average shares outstanding, class A common shares	11,229,781	n/a
Basic and diluted Net income per share, Class A common shares	$00.1	n/a

Basic weighted average shares outstanding, Class B common shares	4,058,219	3,750,000
Basic Net income per share, Class B common shares	$0.01	$0.00

Diluted weighted average shares outstanding, Class B common shares	4,312,500	3,750,000
Diluted Net income per share, Class B common shares	$0.01	$0.00

n/a - not applicable as there were no Class A Common Stock outstanding in 2020.

For the period from June 19, 2020, (Inception) through December 31, 2020, there were no shares of redeemable common stock outstanding or other common stock equivalents outstanding. Basic and diluted earnings per share for the period from June 19, 2020, (Inception) through December 31, 2020 was $0.00 based on 4,312,500 shares outstanding which gives effect retroactively to the redeemable Class B shares that were outstanding as a result of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

The Company’s Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. The Public Warrants commenced separate trading on June 28, 2021.

See Note 4 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares (Note 6). As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the Private Placement Shares.

The Company’s Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At December 31, 2021, amounts due to related party includes $27,698 for administrative fees payable to the Sponsor.

Note Payable — Related Party

The Company had a note payable to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note Payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. On May 17, 2021, the note payable – related party in the amount of $100,000 was repaid in full using proceeds from the Public Offering and the Private Placement.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $27,698 and $998 at December 31, 2021 and 2020, respectively. The advances in 2021 include administrative fees of $27,698. The Company also paid B. Riley Securities, Inc. $31,680 of offering costs for expense incurred in connection with the Public Offering on May 11, 2021.

Any amounts payable to our Sponsor or in the event there may be a future working capital loan from our Sponsor these amounts would be repaid from funds held outside the Trust Account or from funds released to the Company upon completion of the Initial Business Combination. Up to $1,500,000 of such working capital loans, in the event there are any outstanding amounts at the time of the completion of the Initial Business Combination, may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds for working capital loans.

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,507,535	$172,507,535	$—	$—
	172,507,535	172,507,535	—	—

Liabilities:
Public Warrants	$4,600,000	$4,600,000	$—	$—
Private Placement Warrants	166,000	—	—	166,000
Warrant Liability	$4,766,000	$4,600,000	$—	$166,000

(1)	The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-term nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2021 after the Public Warrants were separately listed and traded.

Derivative Liability and Warrants

In connection with the Public Offering, the Company granted the underwriters an option to purchase 2,250,000 of the Company’s Public Units for $10.00 per unit, for 45 days commencing on May 11, 2021 (grant date). Since this option extended beyond the closing of the Public Offering, this option feature represented a call option that met the definition of a derivative. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and June 14, 2021 (the date the overallotment was exercised) recorded as change in fair value of warrant liability.

The Company recorded a liability of $115,205 with corresponding decrease to additional paid in capital to record the fair value of the call option. The fair value of the call option was $30,220 on June 14, 2021 and the decrease in such fair value of the derivative liability in the amount of $84,985 is included in other income as change in fair value of derivative liability in the statement of operations. The underwriters exercised their overallotment option to purchase 2,250,000 Public Units on June 14, 2021.

The Company used the Black-Scholes valuation model to determine the fair value of the call option on May 11, 2021 (grant date) and June 14, 2021 using assumptions commensurate with each measurement period as shown in the following table:

	May 11,	June 14,
	2021	2021
	(Initial	(Measurement
Inputs	Measurement)	Date)
Risk-free interest rate	0.1%	0.1%
Expected term (years)	0.12	0.03
Expected volatility	4.0%	4.0%
Exercise price	$10.00	$10.00
Dividend yield	-	-

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company utilized a Monte Carlo simulation model to value the Public Warrants on the initial measurement date. A Modified Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The changes in fair value of warrants is recognized as part of other income (expense) in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Monte Carlo simulation model were as follows at initial measurement on May 11, 2021 and June 14, 2021:

Stock price	$9.69
Exercise price	$11.50
Expected term (years)	6.25
Expected volatility	14.0%
Risk-free rate	1.1%
Dividend yield	-

The key inputs into the Black-Scholes Model were as follows at initial measurement on May 11, 2021 and June 14, 2021:

Risk-free interest rate	1.1%
Expected term (years)	6.3
Expected volatility	14.0%
Exercise price	$11.50
Dividend yield	-

Subsequent Measurement

At December 31, 2021, the key inputs into the Black-Scholes Model were as follows in determining the fair value of the private warrants:

December 31,
Inputs	2021
Risk-free interest rate	1.30%
Expected term (years)	5.6
Expected volatility	13.0%
Exercise price	$11.50
Dividend yield	-

Derivative and warrant liability at January 1, 2021	$-
Initial warrant liability measurements at May 11,2021 and June 14, 2021	5,539,500
Initial derivative liability for overallotment option	115,205
Transfer of public warrants to Level 1	(5,347,500)
Value of derivative liability from overallotment exercised	(30,220)
Change in fair value of derivative and warrant liability	(110,985)
Warrant liability at December 31,2021	$166,000

NOTE 5 — COMMITMENTS

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

NOTE 6 — WARRANTS

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, use its best efforts to file with the Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

As more fully described in Note 2, the Company accounts for the warrants for shares of the Company’s common stock as a liability since they are not indexed to the Company’s stock.

NOTE 7 — INCOME TAXES

The income tax provision for the year ended December 31, 2021 and for the period from June 19, 2020 (Inception) through December 31, 2020 consists of the following:

		For the period
		from June 19,
		2020 (Inception)
	Year Ended	through
	December 31, 2021	December 31, 2020
Deferred:
Federal	$(119,163)	$(304)
Total	(119,163)	(304)
Change in valuation allowance – income tax provision	119,163	304
Total provision for income taxes	$—	$—

The Company’s net deferred tax asset at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities and other	$5,817	$—
Net operating loss carryforward	113,650	304
Total deferred tax assets	119,467	304
Valuation allowance	(119,467)	(304)
Net deferred tax asset	$—	$—

For the year ended December 31, 2021 and the period from June 19, 2020 (Inception) through December 31, 2020, the Company had U.S. federal net operating loss carryovers (“NOLs”) available to offset future taxable income of $541,192 and $1,448, respectively. In accordance with Section 382 of the Internal Revenue Code, deductibility of any of the Company’s future NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was required. For the year ended December 31, 2021, the change in the valuation allowance was $119,467. For the period from June 19, 2020 (Inception) through December 31, 2020, the change in the valuation allowance was $304.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2021 and for the period from June 19, 2020 (Inception) through December 31, 2020 is as follows:

	Year Ended December 31, 2021	For the period from June 19, 2020 (Inception) through December 31, 2020
Provision for income taxes at federal statutory rate	21.0%	21.0%
Offering costs associated with warrants recorded as a liability	15.8%	—
Change in fair value of derivative liability and warrants	(108.4)%	—
Valuation allowance	71.6%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination. The Company’s tax returns since inception remain open and subject to examination.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent, and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. The Company has determined that the CARES Act did not have any impact on the Company’s financial position or statement of operations.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2021, there were 17,850,000 Class A common shares issued and outstanding. Of the 17,850,000 Class A common shares, 17,250,000 Class A common shares issued in the Public Offering are classified as temporary equity since they are subject to possible redemption as more fully described in Note 1 and 2. The remaining 600,000 Class A common shares and 4,312,500 Class B common shares issued and outstanding at December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of December 31, 2021 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Daniel Shribman	37	Chief Executive Officer, Chief Financial Officer and Director
Bryant Riley	54	Chairman
Nicholas Hammerschlag	35	Director
Samuel McBride	35	Director
Timothy Presutti	52	Director

Daniel Shribman has been our Chief Executive Officer and Chief Financial Officer since 2020. Daniel Shribman has served as chief investment officer of B. Riley Financial, Inc. and president of B. Riley Principal Investments since September 2019 and September 2018, respectively. Mr. Shribman helps oversee the asset base of B. Riley Financial alongside chief executive officer Bryant Riley. This asset base consists of several cash flow generating operating businesses in addition to cash and investments which includes bilateral loans and small cap equity positions in both public and private markets. In virtually all investments, B. Riley Financial is involved at the board level and active in business and capital allocation decisions. Mr. Shribman has served as a member of the board of directors of Alta Equipment Group Inc. (Alta) (NYSE: ALTG) since February 2020, when it completed its business combination with B. Riley Principal Merger Corp. (“BRPM I”), where Mr. Shribman was chief financial officer. Mr. Shribman has also served as a member of the board of directors of Eos Energy (Nasdaq: EOSE) since November 2020, when it completed its business combination with B. Riley Principal Merger Corp. II (“BRPM II”), where Mr. Shribman was chief executive officer. Mr. Shribman has served as the Chief Executive Officer and Chief Financial Officer of B. Riley Principal 150 Merger Corp., a special purpose acquisition company sponsored by an affiliate of B. Riley Financial since May 2021. Mr. Shribman has served as a member of the board of directors of The Arena Group Holdings, Inc. (“Arena Group”) (NYSEAmerican: AREN) since June 2021, NextPoint Financial since August 2021, and AltEnergy Acquisition Corp (Nasdaq: AEAE), since October 2021, for which Mr. Shribman serves as chairman of the audit committee of the board of directors. Mr. Shribman brings experience in both public and private equity. Prior to joining B. Riley Financial, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, L.L.C., a special situation asset manager, from 2010 to 2018. During Mr. Shribman’s tenure at Anchorage Capital Group, L.L.C., he led investments in dozens of public and private opportunities across the general industrial, transportation, automotive, aerospace, gaming, hospitality and real estate industries. These investments ranged from public equities and bonds to deeply distressed securities, par bank debt, minority owned private equity and majority owned private equity. Mr. Shribman worked in close collaboration with management teams and boards to maximize shareholder value in the form of both operational turnarounds, capital market financing and capital deployment initiatives. Prior to Anchorage Capital Group, L.L.C., Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and in the restructuring advisory group at Lazard (NYSE:LAZ). Mr. Shribman’s experience and expertise in the investment banking industry provides the board of directors with valuable insight into the capital markets. Mr. Shribman’s extensive experience serving on other public company boards is an important resource for the board of directors.

Bryant R. Riley has been our Chairman since 2020. Mr. Riley has served as Chairman and Co-Chief Executive Officer of B. Riley Financial, Inc. since June 2014 and July 2018 respectively, and as a director since August 2009. He also previously served as Chief Executive Officer of B. Riley Financial from June 2014 to July 2018. In addition, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 until its combination with FBR Capital Markets & Co., LLC in 2017; Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006; as Chairman of BRPM I from April 2019 to February 2020, at which time it completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG) and as Chairman of BRPM II from May 2020 to November 2020 at which time it had completed it business combination with Eos Energy Enterprises (Nasdaq: EOSE). Mr. Riley is also currently Chairman of B. Riley Principal 150 Merger Corp. Mr. Riley has served as director of Select Interior Concepts, Inc. (Nasdaq: SIC) since November 2019. He also previously served on the board of Babcock & Wilcox Enterprises, Inc. (NYSE: BW) from April 2019 to September 2020, Sonim Technologies, Inc. (Nasdaq: SONM) from October 2017 to March 2019 and Franchise Group, Inc. (Nasdaq: FRG) (fka Liberty Tax, Inc.) from September 2018 through March 2020. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the board of directors with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the board of directors.

Nicholas Hammerschlag is currently a Senior Advisor to Guild Education as well as an active investor in and advisor to early and expansion-stage education, financial technology, and business service companies. He currently serves as a director of B. Riley Principal 150 Merger Corp. and as a director of a number of venture-backed companies such as Staircase, Inc. since January 2020, Pathstream, Inc. since February 2018, and Yellowbrick, Inc. and Entangled Ventures LLC since February 2017. Previously, Mr. Hammerschlag was the President and co-founder of Entangled Group from 2015 to 2020, an education-focused venture studio and consultancy, part of which was sold to Guild Education in 2020. Entangled Group raised over $60 million in financing across its holding and portfolio companies. Mr. Hammerschlag has extensive experience in capital raising and mergers and acquisitions. Mr. Hammerschlag was previously on the investment teams at General Atlantic from 2013 to 2015 and OpenView Venture Partners from 2010 to 2013, where he focused on investments in the internet, technology, and education sectors. Mr. Hammerschlag led OpenView’s investment in Instructure (NYSE: INST) and served on its board as an observer. He graduated from Columbia University with a degree in history. Mr. Hammerschlag is qualified to serve on the board of directors due to his extensive experience as an investor, director and executive officer.

Samuel McBride is the founder and principal of COLTER VENTURES, an investor, advisor and board member for high growth consumer and tech companies and served as the former Chief Operating Officer and Chief Sales Officer of RXBAR from 2017 to 2019. Mr. McBride currently serves as a director of B. Riley Principal 150 Merger Corp. At RXBAR, Mr. McBride drove net sales growth from $2 million in 2014 to $220 million in 2018 leveraging e-commerce as well as traditional retail distribution helping fuel its acquisition for $600 million by Kellogg in 2017. Mr. McBride started in finance at Wellspring Partners in 2008, focusing on healthcare mergers and acquisitions. In 2010, he moved to LiveWatch Home Security, helping build one of the fastest-growing and most disruptive companies in the direct-to-consumer home security space before its acquisition by Ascent Capital for $67 million in 2015. Prior to RXBAR, Mr. McBride oversaw sales and marketing for nine operating companies with a combined $180 million in annual revenue at the Rabine Group from 2013 to 2014. Mr. McBride has been the Chief Executive Officer and Principal at McBride Capital LLC since 2017, investing in early to mid-stage food and beverage companies and has been a member of the Board of Directors at Kettle & Fire, Inc. since 2018, MUSH since 2019 and Four Sigmatic and Minor Figures since 2020. Mr. McBride is qualified to serve on the board of directors due to his extensive experience as an investor, director and officer of early to mid-stage companies.

Timothy Presutti currently serves as managing partner and chief investment officer of Woody Creek Capital Partners LLC, a private investment firm he founded in 2007 that specializes in private credit and special situation investing. Mr. Presutti has been the sole owner and managing director of Woody Creek Capital Partners LLC since 2006, Woody Creek Capital Management LLC since 2018 and Wocap II GP, LLC since 2017. Mr. Presutti additionally serves as senior advisor to the Bosarge Family Office based in Houston, TX. Mr. Presutti has nearly twenty-four years of finance experience, spanning investing, portfolio management, trading and capital markets. As co-founder of Broadbill Investment Partners, an investment management firm, Mr. Presutti oversaw all capital raising for two funds and a co-investment platform. He was a member of the Investment Committee and is now a senior advisor, minority owner and managing director to Broadbill Investment Partners since 2011. Mr. Presutti started his career at Bankers Trust, which was acquired by Deutsche Bank Securities Inc. in 1999; his last position there was managing director and head of High Yield trading from 2005 to 2007. Mr. Presutti served on the board of directors of BRPM from 2018 until the completion of its business combination in February 2020. Mr. Presutti served on the board of directors of BRPM II from May 2020 until the completion of its business combination in November 2020. Mr. Presutti currently serves as a director of B. Riley Principal 250 Merger Corp. Mr. Presutti is qualified to serve on the board of directors due to his extensive experience as an investor, director and executive officer of financial services companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. McBride and Presutti, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Riley, Shribman and Hammerschlag, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by our board of directors.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Messrs. Hammerschlag, McBride and Presutti are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hammerschlag, McBride, and Presutti serve as members of our audit committee, and Mr. Hammerschlag chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. All members of our audit committee are independent of and unaffiliated with our Sponsor.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hammerschlag qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Hammerschlag, McBride, and Presutti serve as members of our compensation committee. Mr. McBride chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $3,750 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. However, we may pay B. Riley Securities, Inc., or another affiliate of our Sponsor, cash compensation for acting as placement agent for a private placement or for services in connection with our Initial Business Combination that are in addition to the services required to be performed pursuant to the business combination marketing agreement that are payable to B. Riley Securities, Inc., contingent on the closing of our Initial Business Combination, in amounts consistent with market standards for comparable services. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Messrs. Hammerschlag, McBride, and Presutti. Mr. Presutti serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The committee charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement for our Public Offering and as an exhibit to this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

B. Riley Financial manages several investment vehicles. Funds and separate accounts managed by B. Riley Financial or its affiliates may compete with us for business combination opportunities. If these funds or separate accounts decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within B. Riley Financial may be suitable for both us and for a current or future B. Riley Financial fund or separate account and may be directed to such investment vehicle rather than to us. Neither B. Riley Financial nor members of our management team who are also employed by B. Riley Financial have any obligation to present us with any opportunity for a potential Initial Business Combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. B. Riley Financial and our management may have similar obligations to future investment vehicles or third parties.

We may, at our option, pursue an Initial Business Combination jointly with one or more entities affiliated with B. Riley Financial and/or one or more investors in funds or separate accounts managed by B. Riley Financial, which we refer to as an “Affiliated Joint Acquisition.” Any opportunity with any such fund or other investment vehicle, but such parties would co-invest only if permitted by applicable regulatory and other legal limitations and to the extent considered appropriate. Such entity may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the Initial Business Combination by making a specified future issuance to any such fund or vehicle.

B. Riley Financial and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of B. Riley Financial and our officers or directors will not materially affect our ability to complete our Initial Business Combination. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which B. Riley Financial or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the Initial Business Combination by making a specified future issuance to any such entity.

Members of our management team do not have any obligation to present us with any opportunity for a potential Initial Business Combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the Company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. The determination of whether an opportunity has been expressly offered to a director of officer solely in his or her capacity as a director or officer of our Company will made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our board of directors.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in B. Riley Principal 150 Merger Corp., a special purpose acquisition company that completed its initial public offering on February 23, 2021, and will continue to serve as officers and directors of B. Riley Principal 150 Merger Corp. until its initial business combination is completed. B. Riley Principal 150 Merger Corp., like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including B. Riley Principal 150 Merger Corp., may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect an Initial Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Private Placement Shares held by them if we fail to consummate an Initial Business Combination by May 11, 2023. If we do not an Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares, and the underlying securities will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of an Initial Business Combination or (B) subsequent to an Initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Units, the Private Placement Shares, the Private Placement Warrants and the Class A common stock underlying such Private Placement Warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of the another Initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an Initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating an Initial Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Daniel Shribman	B. Riley Principal Investments, LLC	Financial Services	President
	B. Riley Financial, Inc.	Financial Services	Chief Investment Officer
	Alta Equipment Group Inc.	Industrial Rental & Leasing Services	Director
	Eos Energy Enterprises, Inc	Battery Storage Systems	Director
	The Arena Group Holdings, Inc.	Media and Publishing	Director
	NextPoint Financial Inc,	Financial Services	Director
	AltEnergy Acquisition Corp.	Blank-check Company	Director
	Sergio Tacchini	Clothing	Director
	B. Riley Principal 150 Merger Corp.	Blank-check Company	Chief Executive Officer, Chief Financial Officer and Director

Bryant Riley	B. Riley Financial, Inc.	Financial Services	Chairman and Co-Chief Executive Officer
	Babcock & Wilcox Enterprises, Inc.	Energy	Director
	Select Interior Concepts, Inc.	Interior Design Services	Director
	B. Riley Principal 150 Merger Corp.	Blank-check Company	Director

Nicholas Hammerschlag	Guild Education	Education	Senior Advisor, President
	Staircase, Inc.	Financial Technology	Director
	Pathstream, Inc.	Education	Director
	Yellowbrick, Inc.	Data and Technology	Director
	Entangled Ventures LLC	Financial Services	Director
	B. Riley Principal 150 Merger Corp.	Blank-check Company	Director

Samuel McBride	McBride Capital LLC	Financial Services	Chief Executive Officer and Principal
	Four Sigmatic	Wellness	Director
	Minor Figures	Food and Beverage	Director
	Kettle & Fire, Inc.	Food and Beverage	Director
	MUSH	Food and Beverage	Director
	RXBAR	Food and Beverage	Chief Operating Officer and Chief Security Officer
	B. Riley Principal 150 Merger Corp.	Blank-check Company	Director

Timothy Presutti	Broadbill Investment Partners	Financial Services	Managing Director
	Woody Creek Capital Partners LLC	Financial Services	Sole Owner/Managing Director
	Woody Creek Capital Management LLC	Financial Services	Sole Owner/Managing Director
	Wocap II GP, LLC	Financial Services	Sole Owner/Managing Director
	B. Riley Principal 150 Merger Corp.	Blank-check Company	Director

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm, or from a valuation or appraisal firm that regularly prepares fairness opinions, that such an Initial Business Combination is fair to our Company from a financial point of view.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased (including in open market and privately negotiated transactions) in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay our Sponsor $3,750 per month for office space, secretarial and administrative services provided to members of our management team. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an Initial Business Combination will be made from funds held outside the Trust Account.

The members of our management team and our directors, together with certain officers of companies affiliated with B. Riley Financial who assist us in sourcing potential acquisition targets, have also invested in our Sponsor by subscribing units issued by the Sponsor. These officers and directors will not receive any cash compensation from us prior to the Initial Business Combination but through their Sponsor investment will be eligible to share in a portion of any appreciation in Founder Shares and Private Placement Units, provided that we successfully complete an Initial Business Combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our stockholders. However, investors should be aware that, as these officers and directors have paid approximately $0.0058 per share for the interest in the Founder Shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete an Initial Business Combination with a target that ultimately declines in value and is not profitable for public investors.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed Initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential Initial Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 24, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants as they are not exercisable within 60 days of the date of this Annual Report.

In connection with our initial formation in June 2020, a wholly-owned subsidiary of B. Riley Financial (which is the parent of our Sponsor) was issued 7,187,500 Founder Shares for an aggregate of $25,000, to cover certain of our offering and formation costs. All Founder Shares were contributed to our Sponsor in June 2020, resulting in our Sponsor directly and B. Riley Financial indirectly owning all then-outstanding Founder Shares. Subsequently, on April 19, 2021, our Sponsor surrendered 2,875,000 Founder Shares to us for no consideration, resulting in our Sponsor owning 4,312,500 Founder Shares and increasing the approximate price paid per Founder Share to $0.0058. Our Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $6,000,000.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Class B Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Executive Officers and Directors
Daniel Shribman(3)	—	—	—	—	—
Bryant Riley(2)	600,000	3.4%	4,312,500	100%	22.2%
Nick Hammerschlag(3)	—	—	—	—	—
Samuel McBride(3)	—	—	—	—	—
Timothy Presutti(3)	—	—	—	—	—
All officers and directors as a group (five individuals)	—	—	—	—	—

Holders of more than 5% of outstanding shares of common stock
B. Riley Principal 250 Sponsor Co., LLC(2)	600,000	3.4%	4,312,500	100.0%	22.2%
Sculptor Capital Entities(4)	1,305,000	7.3%	—	—	5.9%
Shaolin Capital Management LLC(5)	1,271,233	7.1%	—	—	5.7%
Nokomis Capital, L.L.C.(6)	1,372,984	5.6%	—	—	4.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o B. Riley Principal 250 Merger Corp., 299 Park Avenue, 21st Floor, New York, New York, 10171.

(2)	Includes 4,312,500 Founder Shares and 600,000 shares of Class A common stock held directly by B. Riley Principal 250 Sponsor Co., LLC. B. Riley Principal Investments, LLC is the managing member of our Sponsor and is a wholly-owned subsidiary of B. Riley Financial. B. Riley Principal Investments, LLC, B. Riley Financial and Mr. Riley may be deemed to share voting and dispositive control over the shares held by B. Riley Principal 250 Sponsor Co., LLC and B. Riley Principal Investments, LLC. B. Riley Financial and Mr. Riley disclaim beneficial ownership over such securities except to the extent of its or his pecuniary interest therein.

(3)	This individual is a member of our Sponsor, but does not have voting or dispositive control over the shares held by our Sponsor. The members of the Company’s management team and our directors, together with certain officers of companies affiliated with B. Riley Financial, have invested in the Sponsor by subscribing for units issued by the Sponsor.

(4)	Accordingly to a Schedule 13G/A filed on February 14, 2022, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The interests reported herein are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Class A common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Class A common stock reported herein. SCU is the sole shareholder of SCHC and may be deemed a beneficial owner of the Class A common stock reported herein. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices of SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way - Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the registered office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

(5)	According to a Schedule 13G filed by Shaolin Capital Management LLC on February 11, 2022, Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC which own the reported interests. The address of the business office of Shaolin Capital Management LLC is 7610 NE 4th Court, Suite 104 Miami FL 33138”

(6)	Information derived from a Schedule 13G filed on behalf of Nokomis Capital, L.L.C., a Texas limited liability company (“Nokomis Capital”), and Mr. Brett Hendrickson, the principal of Nokomis Capital. The reported interests were purchased by Nokomis Capital through the accounts of certain private funds (collectively, the “Nokomis Accounts”). Nokomis Capital serves as the investment adviser to the Nokomis Accounts and may direct the vote and dispose of the reported interests. As the principal of Nokomis Capital, Mr. Hendrickson may direct the vote and disposition of the reported interests. The address of the principal business office of the Nokomis Capital and Mr. Brett Hendrickson is 650 Bent Wood Ln, Southlake, TX 76092.

Our Sponsor beneficially owns Founder Shares and Private Placement Shares representing 22.2% of the issued and outstanding shares of our common stock. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of an Initial Business Combination.

Our Sponsor, officers and directors agreed (A) to vote any shares owned by them in favor of any Initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve an Initial Business Combination or in connection with a tender offer.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Private Placement Units

The Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our Sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units, the Private Placement Shares, the Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of our Initial Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any arrangement or in connection with the consummation of an Initial Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our Initial Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our Initial Business Combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our Sponsor with respect to such securities (including provisions relating to voting, the Trust Account and liquidation distributions).

Registration Rights

The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and securities that may be issued upon conversion of working capital loans have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Notwithstanding the foregoing, our Sponsor may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares and Private Placement Units

In connection with our initial formation in June 2020, a wholly-owned subsidiary of B. Riley Financial (which is the parent of our Sponsor) was issued 7,187,500 Founder Shares for an aggregate of $25,000, to cover certain of our offering and formation costs. All Founder Shares were contributed to our Sponsor in June 2020, resulting in our Sponsor directly and B. Riley Financial indirectly owning all then-outstanding Founder Shares. Subsequently, on April 19, 2021, our Sponsor surrendered 2,875,000 Founder Shares to us for no consideration, resulting in our Sponsor owning 4,312,500 founder shares and increasing the approximate price paid per Founder Share to $0.0058. The number of Founder Shares outstanding was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the Public Offering excluding the Private Placement Shares underlying the Private Placement Units. Up to 562,500 Founder Shares were subject to forfeiture by our Sponsor to the extent the underwriters’ over-allotment option was not exercised in full. As the underwriters’ over-allotment option was exercised in full, no Founder Shares were forfeited. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $6,000,000. The Private Placement Units are identical to the Public Units sold in the Public Offering except that the underlying Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Private Placement Shares, Private Placement Warrants and the shares of Class A common stock issuable upon exercise thereof), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Initial Business Combination, and pursuant to FINRA Rule 5110 could not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the Public Offering, except to any underwriter or selected dealer participating in the offering and their bona fide officers or partners, associated persons or affiliates provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period, (iii) may be exercised by the holders on a cashless basis, (iv) are entitled to registration rights and (v) for so long as they are held by our Sponsor, will not be exercisable more than five years from the commencement of sales in the Public Offering in accordance with FINRA Rule 5110(g)(8)(A). The Private Placement Units (including the Private Placement Shares, Private Placement Warrants and the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The members of our management team and our directors, together with certain officers of companies affiliated with B. Riley Financial who assist us in sourcing potential acquisition targets, have also invested in our Sponsor by subscribing for units issued by the Sponsor. Through their investment in our Sponsor, these officers and directors will share in a portion of any appreciation in Founder Shares and Private Placement Units, provided that we successfully complete an Initial Business Combination.

Affiliated Joint Acquisitions

As more fully discussed in the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an Initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which B. Riley Financial or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the Initial Business Combination by making a specified future issuance to any such entity.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq in May 2021, we have agreed to pay an affiliate of our Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Business Combination Marketing Agreement

We have engaged B. Riley Securities, Inc. as advisors in connection with efforts to identify and consummate ane Initial Business Combination to assist us in arranging meetings with stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of our press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

We may pay B. Riley Securities, Inc., or another affiliate of our Sponsor, cash compensation for acting as placement agent for a private placement or for services in connection with our Initial Business Combination that are in addition to the services required to be performed pursuant to the business combination marketing agreement that are payable to B. Riley Securities, Inc., contingent on the closing of our Initial Business Combination, in amounts consistent with market standards for comparable services.

Payments to Sponsor, Officers, and Directors; Reimbursement of Expenses

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an Initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As disclosed in the prospectus for our Public Offering, the members of our management team and our directors, together with certain officers of companies affiliated with B. Riley Financial who have assisted us in sourcing potential acquisition targets, have also invested in the Sponsor by subscribing for units issued by the Sponsor. Through their investment in the Sponsor, these officers and directors will share in a portion of any appreciation in Founder Shares and Private Placement Units, provided that we successfully complete an Initial Business Combination.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pre-Public Offering Loan and Working Capital Loans

Prior to the closing of the Public Offering, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of offering proceeds that were allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and securities that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Notwithstanding the foregoing, our Sponsor may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion.

Underwriter

B. Riley Securities, Inc. acted as book-running manager of the Public Offering and as representative of the underwriters.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Public Offering. A director is not independent unless the board of directors affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries. Our board of directors has affirmatively determined that Messrs. Hammerschlag, McBride and Presutti qualify as independent directors in accordance with the listing requirements of Nasdaq. Our board of directors has also determined that Mr. Hammerschlag, Mr. McBride and Mr. Presutti are “independent” for purposes of Section 10A(m)(3) of the Exchange Act and Rule 10A-3 thereunder and that Mr. Hammerschlag, Mr. McBride and Mr. Presutti are “independent” for purposes of Section 10C(a)(3) of the Exchange Act and Rule 10C-1 thereunder.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Annual Report and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $108,665. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the pricing of the Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit
Number	Description

1.1	Business Combination Marketing Agreement, dated May 7, 2021, by and between the Company and B. Riley Securities, Inc (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 18, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.4	Warrant Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

4.5*	Description of Registrant’s Securities.

10.1	Letter Agreement, dated May 7, 2021, by and among the Company, its officers, its directors and B. Riley Principal 250 Sponsor Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.2	Investment Management Trust Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.3	Registration Rights Agreement, dated May 7, 2021, by and between the Company, B. Riley Principal 250 Sponsor Co., LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.4	Private Placement Units Purchase Agreement, dated May 7, 2021, by and between the Company and B. Riley Principal 250 Sponsor Co., LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.5	Administrative Support Agreement, dated May 7, 2021, by and among the Company and B. Riley Corporate Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

10.7	Promissory Note, dated June 22, 2020, issued to Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

24	Power of Attorney (included in signature page)

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

99.2	Nominating and Corp Governance Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. RILEY PRINCIPAL 250 MERGER CORP.

	By:	/s/ Daniel Shribman
		Name:	Daniel Shribman
		Title:	Chief Executive Officer, Chief Financial Officer and Director

Dated: March 28, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Shribman and Bryant Riley and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Shribman	Chief Executive Officer, Chief Financial Officer and Director	March 28, 2022
Daniel Shribman

/s/ Bryant Riley	Chairman	March 28, 2022
Bryant Riley

/s/ Nicholas Hammerschlag	Director	March 28, 2022
Nicholas Hammerschlag

/s/ Samuel McBride	Director	March 28, 2022
Samuel McBride

/s/ Timothy Presutti	Director	March 28, 2022
Timothy Presutti