Form 10-Q
period 2022-03-31
B. Riley Principal 250 Merger Corp.
filed 2022-05-13
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-40389

B. RILEY PRINCIPAL 250 MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1635003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, 21st Floor New York, New York	10171
(Address of Principal Executive Offices)	(Zip Code)

(212) 457-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BRIVU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value	BRIV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	BRIVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2022, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$794,104	$1,050,144
Prepaid expenses - current	430,061	430,061
Total current assets	1,224,165	1,480,205
Prepaid expenses - non-current	42,774	150,290
Investments held in Trust Account	172,523,936	172,507,535
Total assets	$173,790,875	$174,138,030
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$127,355	$175,325
Due to related party	38,948	27,698
Total current liabilities	166,303	203,023
Warrant liability	2,985,330	4,766,000
Total liabilities	3,151,633	4,969,023

Commitments (Note 5)

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share) at March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 17,250,000 subject to redemption)	60	60
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Accumulated deficit	(1,861,249)	(3,331,484)
Total stockholders' deficit	(1,860,758)	(3,330,993)
Total liabilities and stockholders' deficit	$173,790,875	$174,138,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating costs	$326,836	$450
Loss from operations	(326,836)	(450)

Other income:
Interest income	16,401	—
Change in fair value of warrant liability	1,780,670	—
Total other income	1,797,071	—
Net income (loss)	$1,470,235	$(450)

Basic and diluted weighted average shares outstanding, Class A common shares	17,850,000	n/a
Basic and diluted net income (loss) per share, Class A common shares	$0.07	n/a

Basic and diluted weighted average shares outstanding, Class B common shares	4,312,500	3,750,000
Basic net income (loss) per share, Class B common shares	$0.07	$(0.00)

n/a – not applicable as there were no shares of Class A common stock outstanding during the three months ended March 31, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	600,000	$60	4,312,500	$431	$—	$(3,331,484)	$(3,330,993)
Net income for the three months ended March 31, 2022	—	—	—	—	—	1,470,235	1,470,235
Balance, March 31, 2022	600,000	$60	4,312,500	$431	$—	$(1,861,249)	$(1,860,758)

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(450)	(450)
Balance, March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,898)	$23,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,470,235	$(450)
Interest earned on investments held in Trust Account	(16,401)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on change in fair value of warrant liability	(1,780,670)	—
Decrease in prepaid expenses	107,516	—
Decrease in accounts payable and accrued expenses	(47,970)	—
Increase in due to related party	11,250	450
Net cash used in operating activities	(256,040)	—
Cash flows from financing activities:
Increase in deferred offering costs	—	(92,225)
Proceeds from note payable - related party	—	75,000
Net cash used in financing activities	—	(17,225)
Decrease in cash	(256,040)	(17,225)
Cash, beginning of year	1,050,144	25,000
Cash, end of period	$794,104	$7,775

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

Sponsor and Note Payable - Related Party

The Company had a promissory note (the “Note”) payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of Public Offering. The Note was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings during the three months ended March 31, 2021 totaled $75,000. Subsequent to March 31, 2021, additional borrowings in the amount of $25,000 were loaned by the Sponsor to the Company and on May 17, 2021 the full balance of the Note in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $794,104 and $1,050,144 on March 31, 2022 and December 31, 2021, respectively.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the sale of the Private Placement Units are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders’ with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Pursuant to the Company’s Amended Charter, if the Company is unable to complete the Initial Business Combination by May 11, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete the Initial Business Combination by May 11, 2023. However, if the Sponsor or any of the Company’s directors or officers acquires public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full, $172,250,000 (or $10.00 per Class A common stock) of proceeds were placed in the Trust Account. As of March 31, 2022, the Company had $794,104 in its operating bank account, $172,523,936 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $1,107,860, which excludes Delaware franchise taxes payable of $50,000 (which is included in accounts payable and accrued expenses at March 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business in the attempt to find an Initial Business Combination or in the event that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. The Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these condensed financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 29, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $172,523,936 and $172,507,535, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 17,250,000 shares of Class A common stock sold as part of the Public Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended Charter. In accordance with the Securities and Exchange Commission (“SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all of the shares of Class A common stock sold in the Public Offering has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected in the Condensed Balance Sheets are reconciled in the following table:

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

Warrant Liability

The Company accounts for warrants to purchase shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants are re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the liability related to the Warrants will be reclassified to additional paid-in capital. At March 31, 2022 and December 31, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,021,103 as a result of the Public Offering (consisting of underwriting commissions of $3,450,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $571,103). The Company recorded $3,896,314 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $124,789 of offering costs during 2021 in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants and public Warrants to purchase 5,950,000 shares of Class A common stock at $11.50 per share were issued in connection with the Public Offering and exercise of the overallotment. At March 31, 2022, no Warrants have been exercised. The 5,950,000 potential shares of Class A common stock issuable upon exercise of the outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022, because the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the three months ended March 31, 2021 gives effect retroactively as of January 1, 2021 to the shares of Class B common stock that were outstanding as a result of the Public Offering. During the three months ended March 31, 2021, the dilutive impact of the 562,500 shares of Class B common stock that were subject to forfeiture and contingently issuable upon completion of the Public Offering were antidilutive. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$1,184,149	$286,086	n/a	$(450)
Denominator:
Weighted average shares outstanding	17,850,000	4,312,500	n/a	3,750,000
Basic and diluted net income (loss) per share	$0.07	$0.07	n/a	$(0.00)

n/a - not applicable as there were no shares of Class A common stock outstanding during the three months ended March 31, 2021.

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 Founder Shares were issued to B. Riley Principal Investments, LLC. All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares (Note 6). As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the Private Placement Shares.

The Company’s Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At March 31, 2022 and December 31, 2021, amounts due to related party includes $38,948 and $27,698, respectively, for administrative fees payable to the Sponsor.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $38,948 and $27,698 at March 31, 2022 and December 31, 2021, respectively. The advances as of March 31, 2022 include administrative fees of $11,250.

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

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$172,523,936	$172,523,936	$—	$—
	172,523,936	172,523,936	—	—

Liabilities:
Public Warrants	$2,883,050	$2,883,050	$—	$—
Private Placement Warrants	102,280	—	—	102,280
Warrant Liability	$2,985,330	$2,883,050	$—	$102,280

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$172,507,535	$172,507,535	$—	$—
	172,507,535	172,507,535	—	—

Liabilities:
Public Warrants	$4,600,000	$4,600,000	$—	$—
Private Placement Warrants	166,000	—	—	166,000
Warrant Liability	$4,766,000	$4,600,000	$—	$166,000

(1)	-	The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-term nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers to/from Level 1, 2 or 3 measurements during the three months ended March 31, 2022.

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statements of Operations.

The Company values the Public Warrants at the closing trading price at the end of the reporting period. A Modified Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The changes in fair value of warrants is recognized as part of other income in the Condensed Statements of Operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Black-Scholes Model in determining the fair value of the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.40%	1.30%
Expected term (years)	6.20	5.60
Expected volatility	6.0%	13.0%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The change in Level 3 measurements during the three months ended March 31, 2022 is as follows:

Private warrant liability at January 1, 2022	$166,000
Change in fair value of private warrant liability	(63,720)
Private warrant liability at March 31, 2022	$102,280

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

NOTE 6 — WARRANTS

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, use its best efforts to file with the SEC a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the Warrants, to cause the same to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination by May 11, 2023.

As more fully described in Note 2, the Company accounts for the warrants for shares of the Company’s common stock as a liability since they are not indexed to the Company’s stock.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2022 and December 31, 2021, there were 17,850,000 shares of Class A common stock issued and outstanding. Of the 17,850,000 shares of Class A common stock, 17,250,000 shares of Class A common stock issued in the Public Offering are classified as temporary equity at March 31, 2022 and December 31, 2021 since they are subject to possible redemption as more fully described in Notes 1 and 2. The remaining 600,000 shares of Class A common stock and 4,312,500 shares of Class B common stock issued and outstanding at March 31, 2022 and December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 8 — SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”), including the proceeds from the sale of the Over-Allotment Public Units, the proceeds from the sale of the Private Placement Units, including the Over-Allotment Private Placement Units, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Results of Operations

Our business activities from inception to March 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on May 11, 2021 and, since the Public Offering on May 11, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of net gains from investments held in Trust Account.

For the three months ended March 31, 2022, we had net income of $1,470,235. Our net income for the three months ended March 31, 2022, consisted of interest income earned in the amount of $16,401 on funds held in the Trust Account, loss from operations in the amount of $326,836, and an unrealized gain on change in fair value of warrant liability in the amount of $1,780,670. For the three months ended March 31, 2021, we had a net loss of $450 which is comprised of miscellaneous operating expenses.

Liquidity, Capital Resources and Going Concern Consideration

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), to B. Riley Principal 250 Sponsor Co. LLC (the “Sponsor”), a Delaware limited liability company, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. We had an outstanding balance on the Note of $100,000 at the time of the Public Offering and the Note was repaid in full on May 17, 2021 with proceeds raised from the closing of the Public Offering.

Our registration statement for our Public Offering was declared effective on May 7, 2021. On May 11, 2021, we consummated the Public Offering of 15,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $150,000,000. Each Public Unit consists of one share of Class A common stock (the “Public Shares”) of the Company, par value $0.0001, and one-third of one redeemable warrant (the “Public Warrants”) of the Company, with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Public Units (the “Over-Allotment Public Units”), generating additional gross proceeds of $22,500,000 million. We incurred total offering costs of approximately $4,021,103 consisting of $3,450,000 (2% of gross proceeds) million in underwriting fees and other offering costs of $571,103.

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

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the Public Offering and the sale of the Over-Allotment Public Units (which amount includes a $6,037,500 fee payable to B. Riley Securities, Inc. pursuant to the business combination marketing agreement upon completion of an Initial Business Combination) and $3,450,000 from the proceeds of the sale of the Private Placement Units and the Over-Allotment Private Placement Units, was placed in the Trust Account. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its Initial Business Combination by May 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination by May 11, 2023, subject to applicable law.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

As of March 31, 2022, the Company had $794,104 in its operating bank account, $172,523,936 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $1,107,860, which excludes Delaware franchise taxes payable of $50,000 (which is included in accounts payable and accrued expenses at March 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

We will likely need to raise additional funds in order to meet the expenditures required for operating our business. We may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through May 11, 2023, the scheduled liquidation date.

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

Registration Rights Agreement

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Units, underlying Private Placement Warrants or working capital warrants) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  The full impact of the COVID-19 outbreak continues to evolve, with the emergence of new variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

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

We have identified the following as our critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, “Derivatives and Hedging: Contracts in an Entities Own Equity”, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their Public Warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our Public Warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Placement Warrants are held by someone other than initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Private Placement Warrants and Public Warrants are so similar, we classified both types of Warrants as a derivative liability measured at fair value. Volatility in our Public Shares and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed in connection with our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

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

As of March 31, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in the “Risk Factors” section, such as those related to the market for our securities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

There is substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had $794,104 in cash and working capital of $1,107,860. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination by May 11, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an Initial Business Combination on or before May 11, 2023. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 11, 2021, simultaneously with the closing of the Public Offering, we completed the private sale of 555,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $5,550,000. On June 14, 2021, simultaneously with the sale of the Over-Allotment Public Units, we consummated a private sale of 45,000 Over-Allotment Private Placement Units to our Sponsor, generating gross proceeds of $450,000. The Private Placement Units and the Over-Allotment Private Placement Units are substantially identical to the Public Units sold in the Public Offering, except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units or Over-Allotment Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Placement Warrants underlying the Private Placement Units and the Over-Allotment Private Placement Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units and the Over-Allotment Private Placement Units were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On May 11, 2021, we consummated the Public Offering of 15,000,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, and only whole Warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the Public Warrants either for cash once the Public Warrants become exercisable or for shares of our Class A common stock after the Public Warrants become exercisable. On June 14, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Public Units, generating additional gross proceeds of $22,500,000.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $172,500,000. B. Riley Securities, Inc. served as the sole book-running manager for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253464). The SEC declared the registration statement effective on May 7, 2021.

We paid a total of $3,450,000 in underwriting discounts and commissions and $571,103 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering (including the over-allotment) and the sale of the Private Placement Warrants (including the Over-Allotment Private Placement Warrants) were $173,409,563 of which $172,500,000 (or $10.00 per Public Unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. RILEY PRINCIPAL 250 MERGER CORP.

Date: May 13, 2022	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)