Form 10-Q
period 2022-06-30
B. Riley Principal 250 Merger Corp.
filed 2022-08-11
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$671,082	$1,050,144
Prepaid expenses - current	365,320	430,061
Total current assets	1,036,402	1,480,205
Prepaid expenses - non-current	—	150,290
Investments held in Trust Account	172,752,590	172,507,535
Total assets	$173,788,992	$174,138,030
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$244,640	$175,325
Income taxes payable	6,100	—
Due to related party	50,198	27,698
Total current liabilities	300,938	203,023
Warrant liability	1,670,000	4,766,000
Total liabilities	1,970,938	4,969,023

Commitments (Note 5)

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share) at June 30, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (excluding 17,250,000 subject to redemption)	60	60
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	431	431
Accumulated deficit	(682,437)	(3,331,484)
Total stockholders' deficit	(681,946)	(3,330,993)
Total liabilities and stockholders' deficit	$173,788,992	$174,138,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$359,072	$126,639	$685,908	$127,089
Loss from operations	(359,072)	(126,639)	(685,908)	(127,089)

Other income (expense):
Interest income	228,654	1,671	245,055	1,671
Warrant issue costs	—	(124,789)	—	(124,789)
Change in fair value of warrant liability	1,315,330	(1,150,000)	3,096,000	(1,150,000)
Total other income (expense)	1,543,984	(1,273,118)	3,341,055	(1,273,118)
Income (loss) before income taxes	1,184,912	(1,399,757)	2,655,147	(1,400,207)
Provision for income taxes	6,100	—	6,100	—
Net income (loss)	$1,178,812	$(1,399,757)	$2,649,047	$(1,400,207)

Basic and diluted weighted average shares outstanding, Class A common shares	17,850,000	8,950,220	17,850,000	4,499,834
Basic and diluted net income (loss) per share, Class A common shares	$0.05	$(0.11)	$0.12	$(0.16)

Basic and dilted weighted average shares outstanding, Class B common shares	4,312,500	4,102,335	4,312,500	4,206,837
Basic net income (loss) per share, Class B common shares	$0.05	$(0.11)	$0.12	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

Three Months Ended June 30, 2022 and 2021

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	600,000	$60	4,312,500	$431	$—	$(1,861,249)	$(1,860,758)
Net income for the three months ended June 30, 2022	—	—	—	—	—	1,178,812	1,178,812
Balance, June 30, 2022	600,000	$60	4,312,500	$431	$—	$(682,437)	$(681,946)

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,898)	$23,102
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under
ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(5,832,509)	—	(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under
ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(3,411,305)	(3,411,305)
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,399,757)	(1,399,757)
Balance, June 30, 2021	600,000	$60	4,312,500	$431	$—	$(4,812,960)	$(4,812,469)

Six Months Ended June 30, 2022 and 2021

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	600,000	$60	4,312,500	$431	$—	$(3,331,484)	$(3,330,993)
Net income for the six months ended June 30, 2021	—	—	—	—	—	2,649,047	2,649,047
Balance, June 30, 2022	600,000	$60	4,312,500	$431	$—	$(682,437)	$(681,946)

	Class A Common		Common Stock		Additional		Total
	Stock		Class B		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under
ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(5,832,509)	—	(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under
ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(3,411,305)	(3,411,305)
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(1,400,207)	(1,400,207)
Balance, June 30, 2021	600,000	$60	4,312,500	$431	$—	$(4,812,960)	$(4,812,469)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,649,047	$(1,400,207)
Interest earned on investments held in Trust Account	(245,055)	(1,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	—	124,789
Change in fair value of warrant liability	(3,096,000)	1,150,000
Decrease in prepaid expenses	215,031	(805,252)
Decrease in accounts payable and accrued expenses	69,315	65,918
Increase in income taxes payable	6,100	—
Increase in due to related party	22,500	7,950
Net cash used in operating activities	(379,062)	(858,473)
Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable - related party	—	100,000
Repayment of note payable - related party	—	(100,000)
Proceeds from issuance of Class A common stock	—	172,500,000
Proceeds from issuance of private placement units	—	6,000,000
Payment of underwriting discounts	—	(3,450,000)
Payment of offering expenses	—	(571,103)
Net cash used in financing activities	—	174,478,897
(Decrease) increase in cash	(379,062)	1,120,424
Cash, beginning of year	1,050,144	25,000
Cash, end of period	$671,082	$1,145,424

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$—	$172,500,000
Initial classification of warrant liability	$—	$5,539,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

Sponsor and Note Payable - Related Party

The Company had a promissory note (the “Note”) payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of Public Offering. The Note was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings during the six months ended June 30, 2021 totaled $100,000 which were loaned by the Sponsor to the Company and on May 17, 2021 the full balance of the Note in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $671,082 and $1,050,144 on June 30, 2022 and December 31, 2021, respectively.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full, $172,250,000 (or $10.00 per Class A common stock) of proceeds were placed in the Trust Account. As of June 30, 2022, the Company had $671,082 in its operating bank account, $172,752,590 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $789,125, which excludes income taxes payable of $6,100 and Delaware franchise taxes payable of $47,561 (which is included in accounts payable and accrued expenses at June 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 29, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $172,752,590 and $172,507,535, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

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

As of June 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the Condensed Balance Sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,347,500)
Proceeds allocated to derivative liability	(84,985)
Issuance costs allocated to Class A ordinary shares	(3,896,314)
Plus:
Remeasurement of carrying value to redemption value	9,298,579
Reclassification of derivative liability upon exercise of overallotment option	30,220
Class A ordinary shares subject to possible redemption	$172,500,000

Warrant Liability

The Company accounts for warrants to purchase shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants are re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the liability related to the Warrants will be reclassified to additional paid-in capital. At June 30, 2022 and December 31, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

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

The Company’s effective tax rate was 0.51% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and was 0.23% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of warrant liability and the valuation allowance on the deferred income tax assets.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants and public Warrants to purchase 5,950,000 shares of Class A common stock at $11.50 per share were issued in connection with the Public Offering and exercise of the overallotment. At June 30, 2022, no Warrants have been exercised. The 5,950,000 potential shares of Class A common stock issuable upon exercise of the outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022, because the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the three and six months ended June 30, 2021 gives effect retroactively as of January 1, 2021 to the shares of Class B common stock that were outstanding as a result of the Public Offering. During the three and six months ended June 30, 2021, the dilutive impact of the 562,500 shares of Class B common stock that were subject to forfeiture and contingently issuable upon completion of the Public Offering were antidilutive. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$949,432	$229,380	$(959,822)	$(439,935)
Denominator:
Weighted average shares outstanding	17,850,000	4,312,500	8,950,220	4,102,335
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.11)	$(0.11)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$2,133,581	$515,466	$(723,663)	$(676,544)
Denominator:
Weighted average shares outstanding	17,850,000	4,312,500	4,499,834	4,206,837
Basic and diluted net income (loss) per share	$0.12	$0.12	$(0.16)	$(0.16)

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At June 30, 2022 and December 31, 2021, amounts due to related party includes $50,198 and $27,698, respectively, for administrative fees payable to the Sponsor. The Company incurred administrative fees of $11,250 and $22,500 during the three and six months ended June 30, 2022 and $7,500 during each of the three and six months ended June 30, 2021.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $50,198 and $27,698 at June 30, 2022 and December 31, 2021, respectively.

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

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,752,590	$172,752,590	$—	$—
	172,752,590	172,752,590	—	—
Liabilities:
Public Warrants	$1,610,000	$1,610,000	$—	$—
Private Placement Warrants	60,000	—	—	60,000
Warrant Liability	$1,670,000	$1,610,000	$—	$60,000

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,507,535	$172,507,535	$—	$—
	172,507,535	172,507,535	—	—
Liabilities:
Public Warrants	$4,600,000	$4,600,000	$—	$—
Private Placement Warrants	166,000	—	—	166,000
Warrant Liability	$4,766,000	$4,600,000	$—	$166,000

(1) -	The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-ternm nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers to/from Level 1, 2 or 3 measurements during the six months ended June 30, 2022.

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

The key inputs into the Black-Scholes Model in determining the fair value of the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	3.00%	1.30%
Expected term (years)	5.90	5.60
Expected volatility	2.6%	13.0%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The change in Level 3 measurements during the six months ended June 30, 2022 is as follows:

Private warrant liability at January 1, 2022	$166,000
Change in fair value of private warrant liability	(106,000)
Private warrant liability at June 30, 2022	$60,000

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2022 and December 31, 2021, there were 17,850,000 shares of Class A common stock issued and outstanding. Of the 17,850,000 shares of Class A common stock, 17,250,000 shares of Class A common stock issued in the Public Offering are classified as temporary equity at June 30, 2022 and December 31, 2021 since they are subject to possible redemption as more fully described in Notes 1 and 2. The remaining 600,000 shares of Class A common stock and 4,312,500 shares of Class B common stock issued and outstanding at June 30, 2022 and December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

Our business activities from inception to June 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on May 11, 2021 and, since the Public Offering on May 11, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of net gains from investments held in Trust Account.

For the three months ended June 30, 2022, we had net income of $1,178,812. Our net income for the three months ended June 30, 2022, consisted of interest income earned in the amount of $228,654 on funds held in the Trust Account, loss from operations in the amount of $359,072, unrealized gain on change in fair value of warrant liability in the amount of $1,315,330, and provision for income taxes of $6,100. For the three months ended June 30, 2021, we had a net loss of $1,399,757. Our net loss for the three months ended June 30, 2021, consisted of interest income earned in the amount of $1,671 on funds held in the Trust Account, loss from operations in the amount of $126,639, warrant issue costs of $124,789, and an unrealized loss on change in fair value of warrant liability in the amount of $1,150,000.

For the six months ended June 30, 2022, we had net income of $2,649,047. Our net income for the six months ended June 30, 2022, consisted of interest income earned in the amount of $245,055 on funds held in the Trust Account, loss from operations in the amount of $685,908, an unrealized gain on change in fair value of warrant liability in the amount of $3,096,000, and provision for income taxes of $6,100. For the six months ended June 30, 2021, we had a net loss of $1,400,207. Our net loss for the six months ended June 30, 2021, consisted of interest income earned in the amount of $1,671 on funds held in the Trust Account, loss from operations in the amount of $127,089, warrant issue costs of $124,789, and an unrealized loss on change in fair value of warrant liability in the amount of $1,150,000.

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

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

As of June 30, 2022, the Company had $671,082 in its operating bank account, $172,752,590 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $789,125, which excludes income taxes payable of $6,100 and Delaware franchise taxes payable of $47,561 (which is included in accounts payable and accrued expenses at June 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed in connection with our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of June 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As of June 30, 2022, we had $671,082 in cash and working capital of $783,025. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination by May 11, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an Initial Business Combination on or before May 11, 2023. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. RILEY PRINCIPAL 250 MERGER CORP.

Date: August 11, 2022	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer,Principal Financial Officer and Principal Accounting Officer)