Form 10-Q
period 2022-09-30
B. Riley Principal 250 Merger Corp.
filed 2022-11-09
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 250 Merger Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$513,763	$1,050,144
Prepaid expenses - current	276,555	430,061
Total current assets	790,318	1,480,205
Prepaid expenses - non-current	—	150,290
Investments held in Trust Account	173,216,348	172,507,535
Total assets	$174,006,666	$174,138,030
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$202,680	$175,325
Income taxes payable	91,400	—
Due to related party	61,448	27,698
Total current liabilities	355,528	203,023
Warrant liability	658,500	4,766,000
Total liabilities	1,014,028	4,969,023

Commitments (Note 5)

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.02 and $10.00 per share) at September 30, 2022 and December 31, 2021	172,843,801	172,500,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (excluding 17,250,000 subject to redemption)	60	60
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	431	431
Accumulated deficit	148,346	(3,331,484)
Total stockholders’ equity (deficit)	148,837	(3,330,993)
Total liabilities and stockholders’ equity (deficit)	$174,006,666	$174,138,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$215,374	$215,082	$901,282	$342,171
Loss from operations	(215,374)	(215,082)	(901,282)	(342,171)

Other income (expense):
Interest income	463,758	2,219	708,813	3,890
Warrant issue costs	—	—	—	(124,789)
Change in fair value of warrant liability	1,011,500	2,521,075	4,107,500	1,371,075
Total other income (expense)	1,475,258	2,523,294	4,816,313	1,250,176
Income before income taxes	1,259,884	2,308,212	3,915,031	908,005
Provision for income taxes	85,300	—	91,400	—
Net income	$1,174,584	$2,308,212	$3,823,631	$908,005

Basic and diluted weighted average shares outstanding, Class A common shares	17,850,000	17,850,000	17,850,000	8,998,791
Basic and diluted net income per share, Class A common shares	$0.05	$0.10	$0.17	$0.07

Basic and diluted weighted average shares outstanding, Class B common shares	4,312,500	4,312,500	4,312,500	4,242,445
Basic and diluted net income per share, Class B common shares	$0.05	$0.10	$0.17	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For The Three Months Ended September 30, 2022 and 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2022	600,000	$60	4,312,500	$431	$—	$(682,437)	$(681,946)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(343,801)	(343,801)
Net income for the three months ended September 30, 2022	—	0	—	—	—	1,174,584	1,174,584
Balance, September 30, 2022	600,000	$60	4,312,500	$431	$—	$148,346	$148,837

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2021	600,000	$60	4,312,500	$431	$—	$(4,812,960)	$(4,812,469)
Net income for the three months ended September 30, 2021	—	—	—	—	—	2,308,212	2,308,212
Balance, September 30, 2021	600,000	$60	4,312,500	$431	$—	$(2,504,748)	$(2,504,257)

For The Nine Months Ended September 30, 2022 and 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	600,000	$60	4,312,500	$431	$—	$(3,331,484)	$(3,330,993)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(343,801)	(343,801)
Net income for the nine months ended September 30, 2021	—	—	—	—	—	3,823,631	3,823,631
Balance, September 30, 2022	600,000	$60	4,312,500	$431	$—	$148,346	$148,837

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(5,832,509)	—	(5,832,509)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(3,411,305)	(3,411,305)
Net income for the nine months ended September 30, 2021	—	—	—	—	—	908,005	908,005
Balance, September 30, 2021	600,000	$60	4,312,500	$431	$—	$(2,504,748)	$(2,504,257)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,823,631	$908,005
Interest earned on investments held in Trust Account	(708,813)	(3,890)
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issue costs	—	124,789
Change in fair value of warrant liability	(4,107,500)	(1,371,075)
Decrease (increase) in prepaid expenses	303,796	(690,080)
Increase in accounts payable and accrued expenses	27,355	149,418
Increase in income taxes payable	91,400	—
Increase in due to related party	33,750	19,200
Net cash used in operating activities	(536,381)	(863,633)
Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable - related party	—	100,000
Repayment of note payable - related party	—	(100,000)
Proceeds from issuance of Class A common stock	—	172,500,000
Proceeds from issuance of private placement units	—	6,000,000
Payment of underwriting discounts	—	(3,450,000)
Payment of offering expenses	—	(571,103)
Net cash provided by financing activities	—	174,478,897
(Decrease) increase in cash	(536,381)	1,115,264
Cash, beginning of year	1,050,144	25,000
Cash, end of period	$513,763	$1,140,264

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$—	$172,500,000
Initial classification of warrant liability	$—	$5,539,500

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

As of September 30, 2022, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

Sponsor and Note Payable - Related Party

The Company had a promissory note (the “Note”) payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of Public Offering. The Note was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings during the nine months ended September 30, 2021 totaled $100,000 which were loaned by the Sponsor to the Company and on May 17, 2021 the full balance of the Note in the amount of $100,000 was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, and the underwriters exercise of the over-allotment in full, $172,500,000 of proceeds were placed in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $513,763 and $1,050,144 on September 30, 2022 and December 31, 2021, respectively.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full, $172,500,000 (or $10.00 per Class A common stock) of proceeds were placed in the Trust Account. As of September 30, 2022, the Company had $513,763 in its operating bank account, $173,216,348 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $597,532, which excludes income taxes payable of $91,400 and Delaware franchise taxes payable of $71,342 (which is included in accounts payable and accrued expenses at September 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 29, 2022.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $173,216,348 and $172,507,535, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

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

As of September 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the Condensed Balance Sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,347,500)
Proceeds allocated to derivative liability	(84,985)
Issuance costs allocated to Class A ordinary shares	(3,896,314)
Plus:
Remeasurement of carrying value to redemption value	9,298,579
Reclassification of derivative liability upon exercise of overallotment option	30,220
Class A ordinary shares subject to possible redemption - December 31, 2021	172,500,000
Remeasurement of carrying value to redemption value	343,801
Class A ordinary shares subject to possible redemption - September 30, 2022	$172,843,801

Warrant Liability

The Company accounts for warrants to purchase shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants are re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the liability related to the Warrants will be reclassified to additional paid-in capital. At September 30, 2022 and December 31, 2021, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

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

Any difference between the tax provision allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

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

The Company’s effective tax rate was 6.8% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and was 2.3% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to start-up costs, changes in fair value of warrant liability and the valuation allowance on the deferred income tax assets.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases if stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of public traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of excise tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics or any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

 Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants and public Warrants to purchase 5,950,000 shares of Class A common stock at $11.50 per share were issued in connection with the Public Offering and exercise of the overallotment. At September 30, 2022, no Warrants have been exercised. The 5,950,000 potential shares of Class A common stock issuable upon exercise of the outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, because the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the three and nine months ended September 30, 2021 gives effect retroactively as of January 1, 2021 to the shares of Class B common stock that were outstanding as a result of the Public Offering. During the three and nine months ended September 30, 2021, the dilutive impact of the 562,500 shares of Class B common stock that were subject to forfeiture and contingently issuable upon completion of the Public Offering were antidilutive. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$946,027	$228,557	$1,859,068	$449,144
Denominator:
Weighted average shares outstanding	17,850,000	4,312,500	17,850,000	4,312,500
Basic and diluted net income per share	$0.05	$0.05	$0.10	$0.10

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,079,608	$744,023	$617,083	$290,922
Denominator:
Weighted average shares outstanding	17,850,000	4,312,500	8,998,791	4,242,445
Basic and diluted net income per share	$0.17	$0.17	$0.07	$0.07

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

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley Securities, Inc. as advisors in connection with any Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for any Initial Business Combination and assist it with the preparation of press releases and public filings in connection with an Initial Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of an Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) ($6,037,500 since the underwriters’ over-allotment option was exercised in full). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an Initial Business Combination.

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At September 30, 2022 and December 31, 2021, amounts due to related party includes $61,448 and $27,698, respectively, for administrative fees payable to the Sponsor. The Company incurred administrative fees of $11,250 and $33,750 during the three and nine months ended September 30, 2022 and $11,250 and $20,198 during the three and nine months ended September 30, 2021, respectively.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $61,448 and $27,698 at September 30, 2022 and December 31, 2021, respectively.

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

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$173,216,348	$173,216,348	$—	$—
	173,216,348	173,216,348	—	—

Liabilities:
Public Warrants	$632,500	$632,500	$—	$—
Private Placement Warrants	26,000	—	—	26,000
Warrant Liability	$658,500	$632,500	$—	$26,000

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,507,535	$172,507,535	$—	$—
	172,507,535	172,507,535	—	—

Liabilities:
Public Warrants	$4,600,000	$4,600,000	$—	$—
Private Placement Warrants	166,000	—	—	166,000
Warrant Liability	$4,766,000	$4,600,000	$—	$166,000

(1) -	The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-ternm nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers to/from Level 1, 2 or 3 measurements during the nine months ended September 30, 2022.

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

The key inputs into the Black-Scholes Model in determining the fair value of the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Input	2022	2021
Risk-free interest rate	4.00%	1.30%
Expected term (years)	5.70	5.60
Expected volatility	5.0%	13.0%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The change in Level 3 measurements during the nine months ended September 30, 2022 is as follows:

Private warrant liability at January 1, 2022	$166,000
Change in fair value of private warrant liability	(140,000)
Private warrant liability at September 30, 2022	$26,000

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2022 and December 31, 2021, there were 17,850,000 shares of Class A common stock issued and outstanding. Of the 17,850,000 shares of Class A common stock, 17,250,000 shares of Class A common stock issued in the Public Offering are classified as temporary equity at September 30, 2022 and December 31, 2021 since they are subject to possible redemption as more fully described in Notes 1 and 2. The remaining 600,000 shares of Class A common stock and 4,312,500 shares of Class B common stock issued and outstanding at September 30, 2022 and December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

Our business activities from inception to September 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on May 11, 2021 and, since the Public Offering on May 11, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of net gains from investments held in Trust Account.

For the three months ended September 30, 2022, we had net income of $1,174,584. Our net income for the three months ended September 30, 2022, consisted of interest income earned in the amount of $463,758 on funds held in the Trust Account, loss from operations in the amount of $215,374, unrealized gain on change in fair value of warrant liability in the amount of $1,011,500, and provision for income taxes of $85,300. For the three months ended September 30, 2021, we had net income of $2,308,212. Our net income for the three months ended September 30, 2021, consisted of interest income earned in the amount of $2,219 on funds held in the Trust Account, loss from operations in the amount of $215,082, and an unrealized gain on change in fair value of warrant liability in the amount of $2,521,075.

For the nine months ended September 30, 2022, we had net income of $3,823,631. Our net income for the nine months ended September 30, 2022, consisted of interest income earned in the amount of $708,813 on funds held in the Trust Account, loss from operations in the amount of $901,282, an unrealized gain on change in fair value of warrant liability in the amount of $4,107,500, and provision for income taxes of $91,400. For the nine months ended September 30, 2021, we had net income of $908,005. Our net income for the nine months ended September 30, 2021, consisted of interest income earned in the amount of $3,890 on funds held in the Trust Account, loss from operations in the amount of $342,171, warrant issue costs of $124,789, and an unrealized gain on change in fair value of warrant liability in the amount of $1,371,075.

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

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

As of September 30, 2022, the Company had $513,763 in its operating bank account, $173,216,348 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $597,532, which excludes income taxes payable of $91,400 and Delaware franchise taxes payable of $71,342 (which is included in accounts payable and accrued expenses at September 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

Business Combination Marketing Agreement

We have engaged B. Riley Securities, Inc. as advisors in connection with any potential Initial Business Combination to assist us in arranging meetings with stockholders to discuss such potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with such Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of such Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for all periods presented.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed in connection with our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

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

As of September 30, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of September 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The global spread and unprecedented impact of COVID-19, including variants of the virus (such as the Delta and Omicron variants), has resulted in significant disruption and has created additional risks to the Company’s and target companies’ businesses, the industry and the economy. In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a new wave of infection or future developments. In addition, the pandemic has, in the past, resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate an Initial Business Combination could be materially and adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the Omicron variant, may also have the effect of heightening many of the other risks described in the “Risk Factors” section, such as those related to the market for our securities.

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

As of September 30, 2022, the Company had $513,763 in its operating bank account, $173,216,348 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $ $597,532, which excludes income taxes payable of $91,400 and Delaware franchise taxes payable of $71,342 (which is included in accounts payable and accrued expenses at September 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination by May 11, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an Initial Business Combination on or before May 11, 2023. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an Initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere has and may continue to lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an Initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, the registration statement for our Public Offering became effective in May 2021 and we have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time (or approximately 18 months after the effective date of our registration statement for our Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our stock and Warrants following such a transaction, and our Warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $716,348 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or May 7, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase after such liquidation.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on The Nasdaq Stock Market LLC, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and to what extent, the Excise Tax could apply to any repurchase by us of our Class A common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an Initial Business Combination or in the event we do not consummate an Business Combination by May 11, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our Initial Business Combination, an extension or otherwise (iii) the structure of the Initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the Initial Business Combination (or otherwise issued not in connection with the Initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an Initial Business Combination or for effecting redemptions and may affect our ability to complete an Initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an Initial Business Combination within the requisite timeframe.

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

B. RILEY PRINCIPAL 250 MERGER CORP.

Date: November 9, 2022	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)