Form 10-K
period 2022-12-31
B. Riley Principal 250 Merger Corp.
filed 2023-04-14
CIK 1844211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $173.5 million.

As of April 12, 2023, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,850,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

B. RILEY PRINCIPAL 250 MERGER CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-K (this “Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	impact that proposed SEC rules may have on our ability to complete an initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	the effects of the recent coronavirus (COVID-19) outbreak; or

●	our financial performance.

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

ii

B. RILEY PRINCIPAL 250 MERGER CORP.

PART I

References in this report to “we,” “us” or the “Company” refer to B. Riley Principal 250 Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to B. Riley Principal 250 Sponsor Co., LLC, a Delaware limited liability company, an affiliate of B. Riley Financial, Inc. (“B. Riley Financial”).

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

In connection with our formation in June 2020, a wholly-owned subsidiary of B. Riley Financial was issued 7,187,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. In June 2020, all of the Founder Shares were contributed to B. Riley Principal 250 Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial.

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

Upon completion of the Public Offering and the underwriters’ exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s Trust Account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and have been and will continue to be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account. As of December 31, 2022, there was $442,978 cash available to us outside the Trust Account.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Public Shares sold as part of the Public Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, since all of the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. Solely for illustrative purposes, as of December 31, 2022, the amount in the Trust Account is approximately $10.07 per Public Share. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of our Initial Business Combination. Such persons did not receive separate consideration for their waiver of redemption rights.

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

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Sponsor will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased (including in open market and privately-negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes, and abstentions will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need only 6,168,751 or 35.8% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. If only the minimum quorum of shares of common stock is present at the meeting to approve our Initial Business Combination, we would need only 628,126 or 3.6% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the Initial Business Combination, or do not vote at all, and irrespective of whether they hold Public Shares on the record date established for the stockholder meeting held to approve the Initial Business Combination.

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

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination

●	Stockholders’ opportunity to effect their investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek stockholder approval of our Initial Business Combination, our Sponsor and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

●	The requirement that we complete our Initial Business Combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase Public Shares or Public Warrants from public stockholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

●	Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their Public Shares, and our Public Warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at May 11, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report out financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Unlike some other similarly structured special purpose acquisition companies, our the holders of our Founder Shares will receive additional shares of Class A common stock if we issue certain shares to consummate an Initial Business Combination.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of an Initial Business Combination.

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

We may choose not to hold a stockholder vote to approve our Initial Business Combination unless the Initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or will allow stockholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares and Private Placement Shares will participate in the vote for such approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our Public Shares do not approve of the Initial Business Combination we complete. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares as well as any Public Shares purchased (including in open market and privately negotiated transactions), in favor of our Initial Business Combination. Our Sponsor owns Founder Shares and Private Placement Shares representing 22.2% of our outstanding shares of common stock. As a result, in addition to our Founder Shares and Private Placement Shares, we would need only 6,168,751, or 35.8% of the 17,250,000 Public Shares sold in the Public Offering to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our Sponsor, officers and directors to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

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

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or their affiliates, may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. The purpose of any such transactions could be to (1) increase the likelihood of obtaining stockholder approval of the Initial Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our Initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors or their affiliates, were to purchase Public Shares or warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Initial Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors or their affiliates, may purchase Public Shares or Public Warrants from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors or their affiliates, were to purchase Public Shares or Public Warrants from public stockholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Initial Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or their affiliates, would not be voted in favor of approving the Initial Business Combination transaction;

●	our Sponsor, directors, officers, advisors or their affiliates, would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Initial Business Combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, officers, advisors or their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors or their affiliates, on the likelihood that the Initial Business Combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, officers, advisors or their affiliates, (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors or their affiliates; and the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Of the net proceeds of the Public Offering and the sale of the Private Placement Units, only approximately $442,978 is available to us outside of the Trust Account as of December 31, 2022. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we need additional funds and are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accrual of interest income and accounting for our complex financial instruments (including redeemable equity instruments as described above) as of December 31, 2022. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations, and we may not have launched our Company had we been subject to these changes in laws, regulations or increased regulatory scrutiny at the time of the Public Offering. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Public Offering in May 2021 and have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time (or approximately 24 months after the effective date of our Public Offering, as of the date of this annual report). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or May 7, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption would not increase after such liquidation.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

We may not hold another annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting no later than one full year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. Accordingly, on December 16, 2022, we held an annual meeting at which stockholders elected Samuel McBride and Timothy Presutti to continue to serve on the board of directors. We may not hold another annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold another annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold another annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

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

Although we have no commitments as of December 31, 2022 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Of the net proceeds from our Public Offering and the sale of the Private Placement Units, only $442,978 remains available outside of our Trust Account at December 31, 2022 to complete our Initial Business Combination and pay related fees and expenses.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, who beneficially owns 22.2% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our Sponsor owns Founder Shares and Private Placement Shares representing 22.2% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into two classes, each of which, other than the initial term, will generally serve for a term of two years with only one class of directors being elected in each year. Accordingly, on December 16, 2022, we held an annual meeting at which stockholders elected Samuel McBride and Timothy Presutti to continue to serve on the board of directors. We may not hold another annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is another annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by B. Riley Financial which make investments in securities or other interests of or relating to companies in industries we may target for our Initial Business Combination. Our directors and officers may also serve as officers or board members for other entities. Any such companies businesses or investments, may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies businesses or investments, may present additional conflicts of interest in pursuing an Initial Business Combination. We believe there are no such corporate opportunities that have not been presented to us as a result of these provisions in our amended and restated certificate of incorporation. Further, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination. The determination of whether an opportunity has been expressly offered to a director of officer solely in his or her capacity as a director or officer of our company will be made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our board of directors. Depending on the facts or circumstances, there may be challenges in determining whether an opportunity was expressly offered to a director or officer solely in his or her capacity as a director or officer of our company, and such determinations may not be resolved in our favor, in which case a potential target business may be presented to another entity prior to its presentation to us.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition (as defined below) with one or more affiliates of B. Riley Financial. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies businesses or investments, may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

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

In connection with our initial formation in June 2020, a wholly-owned subsidiary of B. Riley Financial (which is the parent of our Sponsor) was issued 7,187,500 Founder Shares. On April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the offering excluding the Private Placement Shares underlying the Private Placement Units. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per unit, that will also be worthless if we do not complete an Initial Business Combination. The members of our management team and our directors, together with certain officers of companies affiliated with B. Riley Financial who will assist us in sourcing potential acquisition targets, have also invested in our Sponsor by subscribing units issued by the Sponsor. Through their investment in the Sponsor, these officers and directors share in a portion of any appreciation in Founder Shares and Private Placement Units, provided that we successfully complete an Initial Business Combination.

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

We offered our Public Units at an offering price of $10.00 per unit and, as of December 31, 2022, the amount in our Trust Account was approximately $10.07 per Public Share, implying a value of $10.00 per Public Share. However, prior to our Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.006 per share. In addition, our Sponsor purchased 600,000 Private Placement Units containing 600,000 Private Placement Shares. As a result, the value of your Public Shares may be significantly diluted upon the consummation of the Initial Business Combination, when the Founder Shares and Private Placement Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares and Private Placement Shares on the implied value of the Public Shares upon the consummation of the Initial Business Combination assuming that our equity value at that time is $172,500,000, which is the amount we would have for the Initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with the Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs (including payment of $6,037,500 pursuant to the business combination marketing agreement), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $7.85 per share upon consummation of our Initial Business Combination, which is a 22.2% decrease as compared to the initial implied value per public share of $10.08.

Public Shares	17,250,000
Founder Shares	4,312,500
Private Placement Shares	600,000
Total shares	22,162,500
Total funds in trust available for Initial Business Combination at December 31, 2022	$174,437,246
Initial implied value per Public Share	$10.11
Approximate implied value per share upon consummation of Initial Business Combination	$7.87

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities are traded on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an Initial Business Combination and any amendment to our amended and restated certificate of incorporation to extend the time to consummate an Initial Business Combination, unless an exemption is available. Issuances of securities in connection with an Initial Business Combination transaction (including any PIPE transaction at the time of an Initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease and the amount you may receive upon redemption may be negatively impacted as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential Initial Business Combination targets, and thus potentially hinder our ability to enter into and consummate an Initial Business Combination, particularly an Initial Business Combination in which substantial PIPE issuances are not contemplated.

On December 27, 2022, the U.S. Department of Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the IRS issues proposed Treasury regulations on such matter. Furthermore, Notice 2023-2 includes as one of its many exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Sec. 331 of the Internal Revenue Code (the “IRC”) applies (so long as Sec. 332(a) of the IRC also does not apply). Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of our remaining Public Shares under Sec. 331 of the IRC. Nonetheless, we are not permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our Company.

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

There is substantial doubt about our ability to continue to operate as a “going concern.”

On December 31, 2022, we had $442,978 in our operating bank account, $174,437,246 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $342,570, which excludes accrued interest receivable of $558,497, income taxes payable of $454,600 and Delaware franchise taxes payable of $95,122 (which is included in accounts payable and accrued expenses at December 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to consummate an Initial Business Combination will be successful by May 11, 2023 pursuant to our amended and restated certificate of incorporation. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Results of Operations

Our business activities from inception to December 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on May 11, 2021 and, since the Public Offering on May 11, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of net gain from investments held in Trust Account.

For the year ended December 31, 2022, we had net income of $5,439,084. Our net income for the year ended December 31, 2022, consisted of interest income earned in the amount of $2,488,208 on funds held in the Trust Account, loss from operations in the amount of $1,180,024, unrealized gain on change in fair value of warrants in the amount of $4,585,500, and provision for income tax expense of $454,600.

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

As of December 31, 2022, the Company had $442,978 in its operating bank account, $174,437,246 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $342,570, which excludes accrued interest receivable of $558,497, income taxes payable of $454,600 and Delaware franchise taxes payable of $95,122 (which is included in accounts payable and accrued expenses at December 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Consideration

We have principally financed our operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering, the sale of the Private Placement Units, and the underwriters exercise of the over-allotment in full that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full, $172,500,000 (or $10.00 per Class A common stock) of proceeds were placed in the Trust Account. As of December 31, 2022, we had $442,978 in our operating bank account, $174,437,246 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $342,570, which excludes accrued interest receivable of $558,497, income taxes payable of $454,600 and Delaware franchise taxes payable of $95,122 (which is included in accounts payable and accrued expenses at December 31, 2022) as franchise taxes and income taxes are paid from the Trust Account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business in the attempt to find an Initial Business Combination or in the event that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. We may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination by May 11, 2023, then we will cease all operations except for the purpose of liquidating. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. For the year ended December 31, 2022 and 2021, we did not have any dilutive Warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented. For the year ended December 31, 2022, we reported earnings per redeemable and non-redeemable common share of $0.25.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Final Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Balance Sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

B. Riley Principal 250 Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of B. Riley Principal 250 Merger Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s funds may not be sufficient to meet the required expenditures and finance ongoing operations. The Company may not be able to raise additional funds to alleviate liquidity needs and complete a business combination by May 11, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 14, 2023

B. RILEY PRINCIPAL 250 MERGER CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$442,978	$1,050,144
Accrued interest receivable	558,497	—
Prepaid expenses - current	162,790	430,061
Total current assets	1,164,265	1,480,205
Prepaid expenses - non-current	—	150,290
Investments held in Trust Account	174,437,246	172,507,535
Total assets	$175,601,511	$174,138,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$285,622	$175,325
Income taxes payable	454,600	—
Due to related party	72,698	27,698
Total current liabilities	812,920	203,023
Warrant liability	180,500	4,766,000
Total liabilities	993,420	4,969,023

Commitments and contingencies (Note 5)
Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.07 and $10.00 per share at December 31, 2022 and 2021, respectively)	173,651,499	172,500,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 600,000 shares issued and outstanding as of December 31, 2022 and 2021 (excluding 17,250,000 subject to redemption)	60	60
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2022 and 2021	431	431
Additional paid-in capital	—	—
Retained earnings (deficit)	956,101	(3,331,484)
Total stockholders’ equity (deficit)	956,592	(3,330,993)
Total liabilities and stockholders’ equity (deficit)	$175,601,511	$174,138,030

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Operating costs	$1,180,024	$574,977
Loss from operations	(1,180,024)	(574,977)

Other income (expense):
Interest income	2,488,208	7,535
Warrant issue costs	—	(124,789)
Change in fair value of derivative liability	—	84,985
Change in fair value of warrants	4,585,500	773,500
Total other income	7,073,708	741,231
Income before income taxes	5,893,684	166,254
Provision for income taxes	454,600	—
Net income	$5,439,084	$166,254

Basic and diluted weighted average shares outstanding, Class A common shares	17,850,000	11,229,781
Basic and diluted net income per share, Class A common shares	$0.25	$0.01

Basic weighted average shares outstanding, Class B common shares	4,312,500	4,058,219
Basic net income per share, Class B common shares	$0.25	$0.01

Diluted weighted average shares outstanding, Class B common shares	4,312,500	4,312,500
Basic net income per share, Class B common shares	$0.25	$0.01

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2022 and 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2020	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 555,000 Private Placement Units on May 11, 2021	555,000	56	—	—	5,372,344	—	5,372,400
Sale of 45,000 Private Placement Units on June 14, 2021	45,000	4	—	—	435,596	—	435,600
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	—	—	—	—	(5,832,509)	(3,466,070)	(9,298,579)
Reclassification of derivative liability upon exercise of overallotment option						(30,220)	(30,220)
Net income for the year ended December 31, 2021						166,254	166,254
Balance, December 31, 2021	600,000	$60	4,312,500	$431	$—	$(3,331,484)	$(3,330,993)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(1,151,499)	(1,151,499)
Net income for the year ended December 31, 2022						5,439,084	5,439,084
Balance, December 31, 2022	600,000	$60	4,312,500	$431	$—	$956,101	$956,592

The accompanying notes are an integral part of these financial statements.

B. RILEY PRINCIPAL 250 MERGER CORP.

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$5,439,084	$166,254
Interest earned on investments held in Trust Account	(1,929,711)	(7,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	—	124,789
Unrealized gain on change in fair value of derivative liability	—	(84,985)
Unrealized gain on change in fair value of warrants	(4,585,500)	(773,500)
Increase in accrued interest receivable	(558,497)	—
Decrease (increase) in prepaid expenses	417,561	(580,351)
Increase in accounts payable and accrued expenses	110,297	174,875
Increase in income taxes payable	454,600	—
Increase in due to related party	45,000	26,700
Net cash used in operating activities	(607,166)	(953,753)
Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable - related party	—	100,000
Repayment of note payable - related party	—	(100,000)
Proceeds from issuance of Class B common stock	—	172,500,000
Proceeds from issuance of private placement units	—	6,000,000
Payment of underwriting discounts	—	(3,450,000)
Payment of offering expenses	—	(571,103)
Net cash provided by financing activities	—	174,478,897
Increase in cash	(607,166)	1,025,144
Cash, beginning of year	1,050,144	25,000
Cash, end of period	$442,978	$1,050,144

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,151,499	$9,298,579
Initial classification of warrant liability	$—	$5,539,500

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

As of December 31, 2022, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

The Trust Account

Upon completion of the Public Offering, and the underwriters exercise of the over-allotment in full, $172,250,000 of proceeds were placed in the Company’s trust account at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account. At December 31, 2022, there was $174,437,246 in the Trust Account.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering, the sale of the Private Placement Units, and the underwriters exercise of the over-allotment in full that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering, Private Placement, and the underwriters exercise of the over-allotment in full, $172,500,000 (or $10.00 per Class A common stock) of proceeds were placed in the Trust Account. As of December 31, 2022, the Company had $442,978 in its operating bank account, $174,437,246 in investments held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital of $342,570, which excludes accrued interest receivable of $558,497, income taxes payable of $454,600 and Delaware franchise taxes payable of $95,122 (which is included in accounts payable and accrued expenses at December 31, 2022) as franchise taxes and income taxes are paid from the Trust Account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business in the attempt to find an Initial Business Combination or in the event that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. The Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination by May 11, 2023, then we will cease all operations except for the purpose of liquidating. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the Company had $174,437,246 and $172,507,535, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

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

The shares of Class A common stock reflected in the balance sheet are reconciled in the following table for the years ended December 31, 2021 and 2022:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,347,500)
Proceeds allocated to derivative liability	(84,985)
Issuance costs allocated to Class A ordinary shares	(3,896,314)
Plus:
Remeasurement of carrying value to redemption value	9,328,799
Class A ordinary shares subject to possible redemption - December 31, 2021	172,500,000
Plus:
Remeasurement of carrying value to redemption value	1,151,499
Class A ordinary shares subject to possible redemption - December 31, 2022	$173,651,499

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. At December 31, 2022, there were 5,950,000 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 200,000 Private Placement Warrants).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an Initial Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an Initial Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase in connection with the Initial Business Combination, extension or otherwise, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics or any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an Initial Business Combination and in the Company’s ability to complete an Initial Business Combination.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of December 31, 2022 and 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public Warrants to purchase 5,950,000 shares of common stock at $11.50 per share were issued in connection with the IPO and exercise of overallotment. At December 31 2022 and 2021, no Warrants have been exercised. The 5,950,000 potential common shares for outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Basic and diluted weighted average shares outstanding, class A common shares	17,850,000	11,229,781
Basic and diluted Net income per share, Class A common shares	$0.25	$0.01

Basic weighted average shares outstanding, Class B common shares	4,312,500	4,058,219
Basic Net income per share, Class B common shares	$0.25	$0.01

Diluted weighted average shares outstanding, Class B common shares	4,312,500	4,312,500
Diluted Net income per share, Class B common shares	$0.25	$0.01

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

The Company’s Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations. The Public Warrants commenced separate trading on June 28, 2021.

See Note 4 for additional information on assets and liabilities measure at fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and was adopted by the Company on January 1, 2022 and the impact of adopting this ASU is immaterial to the financial statements.

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, 7,187,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. Subsequently, on April 19, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the Private Placement Shares.

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

Administrative Fees

Commencing on May 11, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At December 31, 2022 and December 31, 2021, amounts due to related party includes $72,698 and $27,698, respectively, for administrative fees payable to the Sponsor. The Company incurred administrative fees of $45,000 and $27,698 during the years ended December 31, 2022 and 2021, respectively.

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

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $72,698 and $27,698 at December 31, 2022 and December 31, 2021, respectively, as more fully described above.

Any amounts payable to our Sponsor or in the event there may be a future working capital loan from our Sponsor these amounts would be repaid from funds held outside the Trust Account or from funds released to the Company upon completion of the Initial Business Combination. Up to $1,500,000 of such working capital loans, in the event there are any outstanding amounts at the time of the completion of the Initial Business Combination, may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds for working capital loans. There are no loans outstanding at December 31, 2022 and 2021.

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$174,437,246	$174,437,246	$—	$—
	174,437,246	174,437,246	—	—

Liabilities:
Public Warrants	$172,500	$172,500	$—	$—
Private Placement Warrants	8,000	—	—	8,000
Warrant Liability	$180,500	$172,500	$—	$8,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,507,535	$172,507,535	$—	$—
	172,507,535	172,507,535	—	—

Liabilities:
Public Warrants	$4,600,000	$4,600,000	$—	$—
Private Placement Warrants	166,000	—	—	166,000
Warrant Liability	$4,766,000	$4,600,000	$—	$166,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 after the Public Warrants were separately listed and traded. There were no transfers to/from Level 1, 2, and 3 measurements during the year ended December 31, 2022.

Derivative Liability and Warrants

In connection with the Public Offering, the Company granted the underwriters an option to purchase 2,250,000 of the Company’s Public Units for $10.00 per Public Unit, for 45 days commencing on May 11, 2021 (grant date). Since this option extended beyond the initial closing of the Public Offering, this option feature represented a call option that met the definition of a derivative. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and June 14, 2021 (the date the overallotment was exercised) recorded as change in fair value of warrant liability.

Upon initial closing of the Public Offering, the Company recorded a liability of $115,205 with corresponding decrease to additional paid in capital to record the fair value of the call option. The fair value of the call option was $30,220 on June 14, 2021 and the decrease in such fair value of the derivative liability in the amount of $84,985 is included in other income as change in fair value of derivative liability in the statement of operations. The underwriters exercised their option to purchase the overallotment of 2,250,000 Public Units on June 14, 2021.

The Company used the Black-Scholes valuation model to determine the fair value of the call option on May 11, 2021 (grant date) and June 14, 2021 using assumptions commensurate with each measurement period as shown in the following table:

Inputs	May 11, 2021 (Initial Measurement)	June 14, 2021 (Measurement Date)
Risk-free interest rate	0.1%	0.1%
Expected term (years)	0.12	0.03
Expected volatility	4.0%	4.0%
Exercise price	$10.00	$10.00
Dividend yield	-	-

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

At December 31, 2021 and 2022, the key inputs into the Black-Scholes Model were as follows in determining the fair value of the private warrants:

Inputs	December 31, 2021
Risk-free interest rate	1.3%
Expected term (years)	5.6
Expected volatility	13.0%
Exercise price	$11.50
Dividend yield	-

Inputs	December 31, 2022
Risk-free interest rate	4.0%
Expected term (years)	5.4
Expected volatility	2.0%
Exercise price	$11.50
Dividend yield	-

The change in the Level 3 derivative and warrant liability for the years ended December 31, 2021 and 2022 are as follows:

Derivative and warrant liability at January 1, 2021	$-
Initial warrant liability at May 11,2021	5,539,500
Initial derivative liability at May 11, 2021	115,205
Transfer of public warrants to Level 1	(5,347,500)
Value of derivative liability from overallotment exercised	(30,220)
Change in fair value of derivative and warrant liability	(110,985)
Warrant liability at December 31, 2021	166,000
Change in fair value of warrant liability	(158,000)
Warrant liability at December 31, 2022	$8,000

At December 31, 2022 and 2021, the Level 3 warrant liability is comprised of the Private Placement Warrants. The estimated fair value of the Public Warrants in the amount of $5,37,500 in the above table was transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 after the Public Warrants were separately listed and traded.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — INCOME TAXES

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	Year	Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Current:
Federal	$454,600	$—
Deferred:
Federal	(179,542)	(119,163)
Total	275,058	(119,163)
Valuation allowance	179,542	119,163
Total provision for income taxes	$454,600	$—

The Company’s net deferred tax asset at December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities and other	$299,009	$5,817
Net operating loss carryforward	—	113,650
Total deferred tax assets	299,009	119,467
Valuation allowance	(299,009)	(119,467)
Net deferred tax asset	$—	$—

For the year ended December 31, 2021, the Company had U.S. federal net operating loss carryovers (“NOLs”) available to offset future taxable income of $541,192. These net operating losses were utilized to offset taxable income generated in the year ended December 31, 2022.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was required. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $179,542 and $119,467, respectively.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2022 and 2021 is as follows:

	Year	Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Provision for income taxes at federal statutory rate	21.0%	21.0%
Offering costs associated with warrants recorded as a liability	0.0%	15.8%
Change in fair value of derivative liability and warrants	(16.3%)	(108.4%)
Change in valuation allowance	3.0%	71.6%
Effective income tax rate	7.7%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in New York. The Company’s tax returns since inception remain open and subject to examination.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2022 and 2021, there were 17,850,000 Class A common shares issued and outstanding. Of the 17,850,000 Class A common shares, 17,250,000 Class A common shares issued in the Public Offering are classified as temporary equity since they are subject to possible redemption as more fully described in Note 1 and 2. The remaining 600,000 Class A common shares and 4,312,500 Class B common shares issued and outstanding at December 31, 2022 and 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of December 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accrual of interest income and accounting treatment for complex financial instruments.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). In connection with this Annual Report and based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accrual of interest income and accounting treatment for complex financial instruments.

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

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due our status as an emerging growth company under the JOBS Act.

Changes in internal control over financial reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Daniel Shribman	39	Chief Executive Officer, Chief Financial Officer and Director
Bryant Riley	56	Chairman
Nicholas Hammerschlag	36	Director
Samuel McBride	36	Director
Timothy Presutti	53	Director

Daniel Shribman has been our Chief Executive Officer and Chief Financial Officer since 2020. Daniel Shribman has served as chief investment officer of B. Riley Financial, Inc. and president of B. Riley Principal Investments since September 2019 and September 2018, respectively. Mr. Shribman helps oversee the asset base of B. Riley Financial alongside chief executive officer Bryant Riley. This asset base consists of several cash flow generating operating businesses in addition to cash and investments which includes bilateral loans and small cap equity positions in both public and private markets. In virtually all investments, B. Riley Financial is involved at the board level and active in business and capital allocation decisions. Mr. Shribman has served as a member of the board of directors of Alta Equipment Group Inc. (“Alta”) (NYSE: ALTG) since February 2020, when it completed its business combination with B. Riley Principal Merger Corp. (“BRPM I”), where Mr. Shribman was chief financial officer. Mr. Shribman has served as a member of the board of directors of Faze Holdings (Nasdaq: FAZE) since July 2022, when it completed its business combination with B. Riley Principal 150 Merger Corp., where Mr. Shribman was the Chief Executive Officer and Chief Financial Officer. Mr. Shribman has served as a member of the board of directors of The Arena Group Holdings, Inc. (“Arena Group”) (NYSEAmerican: AREN) since June 2021, NextPoint Financial since August 2021, and AltEnergy Acquisition Corp (Nasdaq: AEAE), since October 2021. Mr. Shribman served as a member of the board of directors of Eos Energy (Nasdaq: EOSE) from November 2020, when it completed its business combination with B. Riley Principal Merger Corp. II (“BRPM II”) until September 2022. Mr. Shribman brings experience in both public and private equity. Mr. Shribman’s experience and expertise in the investment banking industry provides the board of directors with valuable insight into the capital markets. Mr. Shribman’s extensive experience serving on other public company boards is an important resource for the board of directors.

Bryant R. Riley has been our Chairman since 2020. Mr. Riley has served as B. Riley Financial’s Chairman and Co-Chief Executive Officer since June 2014 and July 2018 respectively, and as a director since August 2009. He also previously served as B. Riley Financial’s Chief Executive Officer from June 2014 to July 2018. In addition, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 until its combination with FBR Capital Markets & Co., LLC in 2017 and as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006.  He also served as Chairman of B. Riley Principal Merger Corp. from April 2019 to February 2020, at which time it completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG); as Chairman of B. Riley Principal Merger Corp. II from May 2020 to November 2020 at which time it had completed it business combination with Eos Energy Enterprises Inc. (Nasdaq: EOSE); and as Chairman of B. Riley Principal 150 Merger Corp. from June 2020 to July 2022, at which time it completed its business combination with FaZe Holdings, Inc. (NASDAQ: FAZE). Mr. Riley served as director of Select Interior Concepts, Inc. from November 2019 until October 2021. He also previously served on the board of Babcock & Wilcox Enterprises, Inc. (NYSE: BW) from April 2019 to September 2020, Sonim Technologies, Inc. (NASDAQ: SONM) from October 2017 to March 2019 and Franchise Group, Inc. (NASDAQ: FRG) (fka Liberty Tax, Inc.) from September 2018 through March 2020. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the board of directors with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the board of directors.

Nicholas Hammerschlag is a Miami-based entrepreneur and investor. He is the founder of General Innovation Capital, a holding company that incubates, builds, and invests in deep technology businesses and investment managers.  Previously, Mr. Hammerschlag was the President and co-founder of Entangled Group from 2015 to 2020, an education-focused venture studio and consultancy, part of which was sold to Guild Education in 2020. Entangled Group raised approximately $100 million in financing across its holding and portfolio companies and founded five education technology companies and one education services business. Mr. Hammerschlag serves on the board of numerous venture and private equity-backed companies such as Staircase, Inc., since January 2020, Pathstream, Inc, since February 2018 and ReUp Education, Inc. Mr. Hammerschlag served as a director of B. Riley Principal 150 Merger Corp. until July 2022, at which time it had completed its business combination with FaZe Holdings Inc. (Nasdaq: FAZE). Mr. Hammerschlag has extensive experience in capital raising and mergers and acquisitions.  Mr. Hammerschlag was previously on the investment teams at General Atlantic and OpenView Venture Partners, where he focused on investments in the internet, technology, and education sectors.  Mr. Hammerschlag led OpenView’s investment in Instructure (NYSE:  INST), among others, and served on its board as an observer.  Additionally, Mr. Hammerschlag is a founder and trustee of the Miami-Dade Police Guardian Foundation. He graduated from Columbia University with a degree in history. Mr. Hammerschlag is qualified to serve on the board of directors due to his extensive experience as an investor, director and executive officer.

Samuel McBride is the founder and principal of COLTER VENTURES, an investor, advisor and board member for high growth consumer and tech companies and served as the former Chief Operating Officer and Chief Sales Officer of RXBAR from 2017 to 2019. Mr. McBride served as a director of B. Riley Principal 150 Merger Corp. until July 2022, at which time it had completed its business combination with FaZe Holdings Inc. (Nasdaq: FAZE). At RXBAR, Mr. McBride drove net sales growth from $2 million in 2014 to $220 million in 2018 leveraging e-commerce as well as traditional retail distribution helping fuel its acquisition for $600 million by Kellogg in 2017. Mr. McBride started in finance at Wellspring Partners in 2008, focusing on healthcare mergers and acquisitions. In 2010, he moved to LiveWatch Home Security, helping build one of the fastest-growing and most disruptive companies in the direct-to-consumer home security space before its acquisition by Ascent Capital for $67 million in 2015. Prior to RXBAR, Mr. McBride oversaw sales and marketing for nine operating companies with a combined $180 million in annual revenue at the Rabine Group from 2013 to 2014. Mr. McBride has been the Chief Executive Officer and Principal at McBride Capital LLC since 2017, investing in early to mid-stage food and beverage companies and has been a member of the Board of Directors at Kettle & Fire, Inc. since 2018, MUSH since 2019 and Four Sigmatic and Minor Figures since 2020. Mr. McBride is qualified to serve on the board due to his extensive experience as an investor, director and officer of early to mid-stage companies.

Timothy Presutti currently serves as managing partner and chief investment officer of Woody Creek Capital Partners LLC, a private investment firm he founded that specializes in private credit and special situation investing. Mr. Presutti has been the sole owner and managing director of Woody Creek Capital Partners LLC since 2006, Woody Creek Capital Management LLC since 2018 and Wocap II GP, LLC since 2017. Mr. Presutti additionally serves as senior advisor to the Bosarge Family Office based in Houston, TX. Mr. Presutti has nearly twenty-four years of finance experience, spanning investing, portfolio management, trading and capital markets. As co-founder of Broadbill Investment Partners, an investment management firm, Mr. Presutti oversaw all capital raising for two funds and a co-investment platform. He was a member of the Investment Committee and is now a senior advisor, minority owner and managing director to Broadbill Investment Partners since 2011. Mr. Presutti started his career at Bankers Trust, which was acquired by Deutsche Bank Securities Inc. in 1999; his last position there was managing director and head of High Yield trading from 2005 to 2007. Mr. Presutti served on the board of directors of B. Riley Principal Merger Corp. from April 2019 until the completion of its business combination in February 2020. Mr. Presutti served on the board of directors of B. Riley Principal Merger Corp. II from May 2020 until the completion of its business combination in November 2020. Mr. Presutti served on the board of directors of B. Riley Principal 150 Merger Corp. from February 2021 until the completion of its business combination in July 2022. Mr. Presutti is qualified to serve on the board of directors due to his extensive experience as an investor, director and executive officer of financial services companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. McBride and Presutti, who were elected to new terms at the annual meeting held on December 16, 2022, expire at our third annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Riley, Shribman and Hammerschlag, will expire at the second annual meeting of stockholders.

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

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect an Initial Business Combination.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Daniel Shribman	B. Riley Principal Investments, LLC	Financial Services	President
	B. Riley Financial, Inc.	Financial Services	Chief Investment Officer
	Alta Equipment Group Inc.	Industrial Rental & Leasing Services	Director
	The Arena Group Holdings, Inc.	Media and Publishing	Director
	NextPoint Financial Inc,	Financial Services	Director
	AltEnergy Acquisition Corp.	Blank-check Company	Director
	FaZe Holdings Inc.	Lifestyle and Media	Director

Bryant Riley	B. Riley Financial, Inc.	Financial Services	Chairman and Co-Chief Executive Officer

Nicholas Hammerschlag	General Innovation Capital	Holding Company	Founder
	Staircase, Inc.	Financial Technology	Director
	Pathstream, Inc.	Education	Director
	ReUp Education, Inc.	Education	Director

Samuel McBride	McBride Capital LLC	Financial Services	Chief Executive Officer and Principal
	Kettle & Fire, Inc.	Food and Beverage	Director
	MUSH	Food and Beverage	Director
	Colter Ventures	Financial Services	Founder and Principal

Timothy Presutti	Woody Creek Capital Partners LLC	Financial Services	Sole Owner/Managing Partner and Chief Investment Officer
	Woody Creek Capital Management LLC	Financial Services	Sole Owner/Managing Director
	Wocap II GP, LLC	Financial Services	Sole Owner/Managing Director

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2023, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Class B Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Executive Officers and Directors
Daniel Shribman(3)	—	—	—	—	—
Bryant Riley(2)	600,000	3.4%	4,312,500	100%	22.2%
Nick Hammerschlag(3)	—	—	—	—	—
Samuel McBride(3)	—	—	—	—	—
Timothy Presutti(3)	—	—	—	—	—
All officers and directors as a group (five individuals)	—	—	—	—	—

Holders of more than 5% of outstanding shares of common stock
B. Riley Principal 250 Sponsor Co., LLC(2)	600,000	3.4%	4,312,500	100.0%	22.2%
Saba Capital Management, L.P. (4)
Shaolin Capital Management LLC(5)	1,271,233	7.1%	—	—	5.7%
Sculptor Capital Entities(6)	1,262,125	7.1%	—	—	5.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o B. Riley Principal 250 Merger Corp., 299 Park Avenue, 21st Floor, New York, New York, 10171.

(2)	Includes 4,312,500 Founder Shares and 600,000 shares of Class A common stock held directly by B. Riley Principal 250 Sponsor Co., LLC. B. Riley Principal Investments, LLC is the managing member of our Sponsor and is a wholly-owned subsidiary of B. Riley Financial. B. Riley Principal Investments, LLC, B. Riley Financial and Mr. Riley may be deemed to share voting and dispositive control over the shares held by B. Riley Principal 250 Sponsor Co., LLC and B. Riley Principal Investments, LLC. B. Riley Financial and Mr. Riley disclaim beneficial ownership over such securities except to the extent of its or his pecuniary interest therein.

(3)	This individual is a member of our Sponsor but does not have voting or dispositive control over the shares held by our Sponsor. The members of the Company’s management team and our directors, together with certain officers of companies affiliated with B. Riley Financial, have invested in the Sponsor by subscribing for units issued by the Sponsor.

(4)	According to a Schedule 13G/A filed by Saba Capital Management, L.P., a Delaware limited partnership, Boaz R. Weinstein and Saba Capital Management GP, LLC, a Delaware limited liability company, on February 14, 2023. The address of the business office of each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G filed by Shaolin Capital Management LLC on February 11, 2022, Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC which own the reported interests. The address of the business office of Shaolin Capital Management LLC is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(6)	According to a Schedule 13G/A filed on February 14, 2023, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The interests reported herein are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Class A common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Class A common stock reported herein. SCU is the sole shareholder of SCHC and may be deemed a beneficial owner of the Class A common stock reported herein. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices of SCMF and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way - Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the registered office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

Our Sponsor beneficially owns Founder Shares and Private Placement Shares representing 22.2% of the issued and outstanding shares of our common stock. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of an Initial Business Combination. However, if certain amendments to our amended and restated certificate of incorporation are proposed in connection with an Initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

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

Business Combination Marketing Agreement

We have engaged B. Riley Securities, Inc. as advisors in connection with efforts to identify and consummate an Initial Business Combination to assist us in arranging meetings with stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of our press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Annual Report and other required filings with the SEC totaled $81,350 and $108,665 for the years ended December 31, 2022 and 2021, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Number	Exhibit Description
1.1	Business Combination Marketing Agreement, dated May 7, 2021, by and between the Company and B. Riley Securities, Inc (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 18, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

4.4	Warrant Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

4.5*	Description of Registrant’s Securities.

10.1	Letter Agreement, dated May 7, 2021, by and among the Company, its officers, its directors and B. Riley Principal 250 Sponsor Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.2	Investment Management Trust Agreement, dated May 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.3	Registration Rights Agreement, dated May 7, 2021, by and between the Company, B. Riley Principal 250 Sponsor Co., LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.4	Private Placement Units Purchase Agreement, dated May 7, 2021, by and between the Company and B. Riley Principal 250 Sponsor Co., LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.5	Administrative Support Agreement, dated May 7, 2021, by and among the Company and B. Riley Corporate Services, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40389) filed with the SEC on May 12, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

10.7	Promissory Note, dated June 22, 2020, issued to Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

24	Power of Attorney (included in signature page)

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

99.2	Nominating and Corp Governance Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253464) filed with the SEC on April 20, 2021).

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. RILEY PRINCIPAL 250 MERGER CORP.

	By:	/s/ Daniel Shribman
		Name:	Daniel Shribman
		Title:	Chief Executive Officer, Chief Financial Officer and Director

Dated: April 14, 2023

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

Name	Title	Date

/s/ Daniel Shribman	Chief Executive Officer, Chief Financial	April 14, 2023
Daniel Shribman	Officer and Director

/s/ Bryant Riley	Chairman	April 14, 2023
Bryant Riley

/s/ Nicholas Hammerschlag	Director	April 14, 2023
Nicholas Hammerschlag

/s/ Samuel McBride	Director	April 14, 2023
Samuel McBride

/s/ Timothy Presutti	Director	April 14, 2023
Timothy Presutti